Form 10-Q
period 1999-09-30
E STAMP CORP
filed 1999-11-22
CIK 1092917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                     Commission file number 0-27417

                              E-STAMP CORPORATION
            (Exact name of registrant as specified in its charter)

                    Delaware                           76-0518568
        (State or other jurisdiction of             (I.R.S. Employer
         Incorporation or organization)          Identification Number)

                         2855 Campus Drive, Suite 100
                          San Mateo, California 94403
             (Address of principal executive office and zip code)

                                (650) 554-8454
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             YES [_]            NO [X]

     As of November 19, 1999, 39,100,241 shares of the Registrant's common stock were outstanding.

                              E-STAMP CORPORATION

                                   FORM 10-Q
                              September 30, 1999

                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements:

          a.  Condensed Balance Sheets as of September 30, 1999 and
                 December 31, 1998..............................................................................   3

          b.  Condensed Statements of Operations for the three and nine months ended
                 September 30, 1999 and 1998....................................................................   4

          c.  Condensed Statements of Cash Flows for the nine months ended
                 September 30, 1999 and 1998....................................................................   5

          d.  Notes to Condensed Financial Statements...........................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................  11

          Risk Factors..........................................................................................  17

Item 3.   Qualitative and Quantitative Disclosure About Market Risk.............................................  27

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................................................  28

Item 2.   Changes In Securities and Use of Proceeds.............................................................  28

Item 4.   Submission of Matters to a Vote of Security Holders...................................................  29

Item 6.   Exhibits and Reports on Form 8-K......................................................................  30

          Signatures............................................................................................  31

                              E-STAMP CORPORATION
                                BALANCE SHEETS
                                (In thousands)

                                                                                  September 30,           December 31,
                                                                                      1999                    1998
                                                                                  -------------           ------------
                                                                                   (Unaudited)                 (*)
                                      ASSETS
                                      ------
Current assets:
   Cash and cash equivalents...................................................    $  22,546                $  10,217
   Accounts receivable, net....................................................          161                       --
   Inventory...................................................................        1,811                       --
   Prepaid and Other current assets............................................        3,240                      144
                                                                                   ---------                ---------
      Total current assets.....................................................       27,758                   10,361

Property and equipment, net....................................................        1,675                      450
                                                                                   ---------                ---------
      Total assets.............................................................    $  29,433                $  10,811
                                                                                   =========                =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Accounts payable............................................................    $   1,024                       62
   Accrued liabilities.........................................................        4,804                    1,467
   Current portion of obligations under capital lease..........................           38                       27
                                                                                   ---------                ---------
      Total current liabilities................................................        5,866                    1,556
Capital lease obligations......................................................           --                       11
Commitments and contingencies
Common stock subject to rescission.............................................        2,801                      971
Redeemable convertible preferred stock.........................................       54,299                   23,469
Stockholders' equity:
   Common stock................................................................           14                       13
   Additional paid-in capital..................................................       42,129                    8,627
   Notes receivable from employees and officers................................       (3,570)                    (653)
   Deferred stock compensation.................................................      (19,175)                  (2,766)
   Deferred offering costs.....................................................       (1,136)                      --
   Deferred marketing costs....................................................       (3,800)                      --
   Accumulated deficit.........................................................      (47,995)                 (20,417)
                                                                                   ---------                ---------
Total stockholders' deficit.....................................................      (33,533)                 (15,196)
                                                                                   ----------               ----------
Total liabilities and stockholders' deficit.....................................       29,433                   10,811
                                                                                   ==========               ==========


   * Derived from audited financial statements

                              E-STAMP CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                         1999              1998           1999              1998
                                                     ------------      -----------    ------------      -----------
Net revenues......................................   $     358          $     --       $     358         $     --
Cost of sales.....................................        (752)               --            (752)              --
                                                     ------------      -----------    ------------      -----------
Gross margin......................................        (374)               --            (374)              --


Operating expenses:
  Research and development........................       3,068             1,452           8,295             3,910
  Sales and marketing.............................       4,746               650           7,240             1,808
  General and administrative......................       3,720               497           5,093             1,380
  Amortization of deferred stock compensation.....       3,484               324           6,918               324
                                                     ------------      -----------    ------------      -----------
  Total operating expenses........................     (15,018)            2,923          27,546             7,422
                                                     ------------      -----------    ------------      -----------
Operating loss....................................     (15,392)           (2,923)        (27,920)           (7,422)
Interest income...................................         206               183             383               229
Interest expense..................................         (33)               (4)            (36)               (8)
                                                     ------------      -----------    ------------      -----------
Net loss..........................................     (15,219)           (2,744)        (27,573)           (7,201)
Accretion on redeemable convertible
  preferred stock.................................        (723)             (440)         (1,899)             (747)
                                                     ------------      -----------    ------------      -----------
Net loss attributable to common stock.............   $ (15,942)         $ (3,184)      $ (29,472)        $  (7,948)
                                                     ------------      -----------    ------------      -----------
Pro forma net loss per share (basic and diluted)..   $   (0.65)         $  (0.12)      $   (1.23)        $   (0.39)
                                                     ------------      -----------    ------------      -----------
Pro forma weighted-average shares outstanding
(basic and diluted)...............................      22,425            22,849          22,373            18,384
                                                     ------------      -----------    ------------      -----------

                              E-STAMP CORPORATION

                            STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                   ----------------------------------
                                                                                      1999                    1998
                                                                                   ----------               ---------
Operating activities
Net loss.......................................................................    $ (27,573)               $ (7,201)
Adjustments to reconcile net loss to net cash used
  In operating activities:
  Depreciation and amortization................................................          264                     319
  Loss on disposal of assets...................................................            -                       -
  Amortization of deferred compensation expense................................        6,918                     324
  Issuance of common stock for bonus...........................................        1,800                       -
  Issuance of warrant..........................................................           85                       -
  Issuance of common stock for services........................................           33                       -
  Changes in assets and liabilities:
     Accounts Receivable.......................................................         (161)                      -
     Inventory.................................................................       (1,811)                      -
     Other assets..............................................................       (3,096)                     (8)
     Accounts payable and accrued liabilities..................................        4,299                    (178)
                                                                                   ---------               ---------
Net cash used in operating activities..........................................      (19,242)                 (6,744)

Investing activities
Purchase of property and equipment.............................................       (1,489)                   (224)

Financing activities
Repayment of lease obligation..................................................          (61)                    (26)
Net proceeds from sale of common stock.........................................        5,000                       -
Proceeds from issuance of notes payable........................................        5,000                     700
Repayment of notes payable.....................................................       (5,000)                   (700)
Net proceeds from exercise of stock options....................................          326                      47
Net proceeds from issuance of redeemable convertible preferred stock...........       28,931                  15,960
Deferred offering costs........................................................       (1,136)                      -
                                                                                   ---------               ---------
Net cash provided by financing activities......................................       33,060                  15,981
                                                                                   ---------               ---------
Net increase in cash and cash equivalents......................................       12,329                   9,013
Cash and cash equivalents at beginning of period...............................       10,217                   4,111
                                                                                   ---------               ---------
Cash and cash equivalents at end of period.....................................    $  22,546               $  13,124
                                                                                   =========               =========
Supplemental cash flow information
Cash paid for interest.........................................................    $     (36)              $      (8)
                                                                                   =========               =========
Schedule of non-cash financing and investing transactions
Issuance of notes receivable from employees for exercise of
   stock options...............................................................       (2,918)                   (653)
                                                                                   =========               =========
Common stock repurchased from employees upon termination
   by forgiveness of notes receivable..........................................          164                       -
                                                                                   =========               =========
Assets acquired under capital lease obligations................................           78                       -
                                                                                   =========               =========

                            See accompanying notes

                              E-STAMP CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared by E-Stamp's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

  Revenue Recognition

     E-Stamp currently generates revenue from software license fees, postage convenience fees and sale of postage supplies.

     Software license fees are amounts paid by end-users and resellers for a perpetual license to the Company's software. The Company's software package allows the end-user to apply for a USPS license. When the Company is notified that the USPS has approved the license, the Company ships a secure internet postage device, necessary for the use of the Company's software, to the end-user. Revenues from software license fees are recognized in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." Revenues from software license fees are recognized when delivery of the secure internet postage device and the software are complete, when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed and determinable and no significant obligations remain.

     Postage convenience fees are amounts paid by end-users for the delivery of postage by the Company to the end-user. The convenience fees are based on the amount of postage ordered by the end-user. Revenues from postage convenience fees are recognized when the postage is downloaded into the secure postage hardware device. The Company anticipates that it will operate an Internet-based postal store where end-users may purchase various postal supplies. The Company will recognize revenues related to the postage supplies when the supplies are delivered.

Net Loss Per Share

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):


                                                         Three Months Ended                       Nine Months Ended
                                                             September 30,                          September 30,
                                                ------------------------------------     ------------------------------------
                                                       1999                 1998                1999                 1998
                                                ---------------     ----------------     ---------------     ----------------
Basic and diluted:
   Net loss................................          $(15,219)             $(2,744)           $(27,573)             $(7,201)

   Accretion on redeemable convertible
       preferred stock.....................              (723)                (440)             (1,899)                (747)
                                                     --------              -------            --------              -------
   Net loss attributable to common
       stock..............................           $(15,942)             $(3,184)           $(29,472)             $(7,948)
                                                     --------              -------            --------              -------
   Weighted average shares of common
       stock outstanding...................            17,549               14,889              16,119               13,763
   Less: weighted average shares subject
       to repurchase.......................            (4,514)                  (2)             (2,783)                (116)
                                                     --------              -------            --------              -------
   Weighted average shares used in
       computing basic and diluted net loss
       per share............................           13,035               14,887              13,336               13,647
                                                     --------              -------            --------              -------
Basic and diluted net loss per share.......          $  (1.22)             $ (0.21)           $  (2.21)             $ (0.58)
                                                     --------              -------            --------              -------

Pro forma basic and diluted:
   Net loss................................          $(15,219)             $(2,744)           $(27,573)             $(7,201)
                                                     --------              -------            --------              -------
   Shares used above.......................            13,035               14,887              13,336               13,647
   Pro forma adjustment to reflect
      weighted effect of assumed conversion
      of convertible preferred
      stock................................            10,390                7,962               9,037                4,737
                                                     --------              -------            --------              -------
   Shares used in computing pro forma
   basic and diluted net loss per
      share.............................               23,425               22,849              22,373               18,384
                                                     --------              -------            --------              -------
Pro forma basic and diluted net loss per
      share................................          $  (0.65)             $ (0.12)           $  (1.23)             $ (0.39)
                                                     --------              -------            --------              -------

      The Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

2. Stockholders' Equity

  Sale of Preferred Stock

      In August 1999, the Company issued 2,928,521 shares of Series C redeemable convertible preferred stock at $10.31 per share for cash. Series C redeemable convertible preferred stock carries an 8%, noncumulative dividend and has other rights and preferences similar to those for Series A and B convertible stock. Upon the Company's initial public offering, the Series C redeemable convertible preferred stock converted into 3,660,651 shares of common stock (see Note 6). In connection with the sale of Series C redeemable convertible preferred stock, the Company committed to issue warrants to purchase 21,235 shares of Series C redeemable convertible preferred stock at $10.31 per share to Donaldson, Lufkin & Jenrette Securities Corporation as placement agent.

  Stock Grant

     In August 1999, the Company granted 187,500 shares of common stock to two Company executives. On the date of grant, the Company recorded approximately $1.8 million of compensation expense.

  Sales of Common Stock

     On September 10, 1999, the Company issued 726,745 shares of its common stock and warrants (which warrants were immediately exercised) to purchase an additional 83,855 shares of common stock at an exercise price of $0.01 per share to investors for cash proceeds of $5.0 million. The fair value of the common stock and warrants was deemed by management to be $7.8 million and $1.0 million, respectively. The fair value of the warrants was computed using the Black Scholes method under the following assumptions: expected volatility of 100%, expected life of 3 years, risk free interest rate of 6.0% and expected dividend yield of 0.0%. In connection with the issuance of common stock and warrants, the Company and the investors signed non-binding letters of intent to negotiate for a period of up to one year to enter into definitive joint venture, joint marketing, cooperation, or technology development agreements. The Company recorded the $3.8 million excess of the fair value of the common stock and warrants over the consideration received as deferred marketing costs (contra equity account). The balance is being amortized to expense over the one year period covered by the letter of intent. If it becomes probable that efforts to reach definitive agreements will cease prior to the end of the one year negotiation period, the unamortized balance will be fully expensed.

  Stock Dividend

     In October 1999, the Board of Directors approved a stock dividend of one share of common stock on each four shares of outstanding common stock. This dividend resulted in a change in the conversion ratio of the Series A, B and C redeemable convertible preferred stock from one-for-one to 1.25-for-one. All common stock, option and warrant information, weighted average shares, the preferred to common stock conversion ratio and loss per share information has been retroactively restated to reflect the common stock dividend.

  Deferred Compensation

      The Company recorded deferred stock compensation of approximately $23,327,000 and $2,203,000 during the nine months ended September 30, 1999 and 1998, respectively, representing the difference between the exercise price and the deemed fair value, for financial reporting purposes, of the Company's common stock on the grant date for certain of the Company's stock options granted to officers and employees. In the absence of a public market for the Company's common stock, the deemed fair value was determined by the Company's Board of Directors and was based on the price per share of sales of equity securities to third parties. This amount is being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Such amortization expense amounted to approximately $6,918,000 and $324,000 for the nine months ended September 30, 1999 and 1998, respectively.

  Stock Subject to Rescission

      Shares issued and options grants made under the Company's 1996 Employee Plan, 1996 Director Plan and 1999 Stock Plan may not have qualified for exemption from registration or qualification under federal and state securities laws and therefore may be subject to rescission. The Company plans on commencing a rescission offer for these shares and options. If a rescission offer is actually made and if all of the holders of these shares and options acquired through September 30, 1999 accept the Company's offer, the Company would be required to make aggregate payments of up to $6.9 million plus statutory interest. The Company has reclassified the amounts paid in for outstanding shares subject to rescission outside of permanent equity in the accompanying balance sheets.

3.  Strategic Distribution Agreements

     From November 1998 through September 1999, the Company entered into agreements for online advertising with America Online, Yahoo!, Inc., Microsoft Corporation, Earthlink Operations, Inc., Excite@Home and Intuit. Aggregate noncancelable advertising commitments related to these agreements total approximately $3.2 million, $10.5 million and $2.4 million for the fourth quarter of 1999 and for the years ending December 31, 2000 and 2001, respectively. The Company has paid $1.9 million under these agreements in the nine months ended September 30, 1999. The Company could be subject to additional payments under these agreements if advertising exceeds established levels of page views or generates and exceeds established levels of new customers.

4. Bridge Loan Financing

     On July 12, 1999, the Company entered into bridge loan financing arrangement with a financial institution under which the Company borrowed $5.0 million. Amounts borrowed under the arrangement bear interest at a rate of 13% per annum. In connection with this financing, the Company granted the lender warrants to purchase 48,496 shares of common stock with an exercise price of $8.25 per share. These warrants expire in July, 2004. The Company recorded the fair value of these warrants of approximately $85,000 as interest expense over the period the loan was outstanding. The Company borrowed $5.0 million in July, 1999 under the facility and fully repaid the outstanding balance in August, 1999.

5. Pitney Bowes Litigation

     On June 10, 1999, Pitney Bowes filed suit against the Company in U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that the Company is infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. On July 30, 1999, the Company filed its answer to Pitney Bowes' complaint in which the Company denied all allegations of patent infringement and asserted affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, the Company also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with E-Stamp's business relations based, in part, upon the Company's allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and strategic partners from investing and entering into partnerships with E-Stamp. The Company's suit seeks compensatory and treble damages, injunctive relief and recovery of attorney's fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of the Company's affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims; the Company's response to the Motion was filed in October 1999. The Company is continuing to investigate the claims against it as well as infringement by Pitney Bowes of its patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future.

     Pendency of the litigation can be expected to result in significant expenses to the Company and the diversion of management time and other resources. If Pitney Bowes is successful in its claims against the Company, then the Company may be hindered or even prevented from competing in the Internet postage market and the Company's operations would be severely harmed. For example, the Pitney Bowes suit could result in limitations on how the Company implements its solutions, delays and costs associated with redesigning the Company's solutions and payments of license fees and other payments. An injunction obtained by Pitney Bowes could eliminate the Company's ability to market critical products or services.

6.  Subsequent Event - Initial Public Offering

     On October 8, 1999, the Company completed an initial public offering of its common stock. All 8,050,000 shares covered by the Company's Registration Statement on Form S-1, including shares covered by an overallotment option that was exercised, were sold by the Company at a price of $17.00 per share, less an underwriting discount of $1.19 per share. Net proceeds to the Company from all shares sold were approximately $126 million. Upon the consummation of the Company's initial public offering, all of the then outstanding shares of convertible preferred stock automatically converted into common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations'

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the section entitled "Risk Factors" in this report which describes factors that could cause actual events to differ from those contained in the forward looking statements.

Overview

     We provide an Internet postage service that enables users to conveniently purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. We pioneered the development of Internet postage, including being one of the first companies to approach the U.S. Postal Service with the idea of printing postage from a personal computer. We have incurred net losses in each quarterly and annual period since our inception, and as of September 30, 1999, our accumulated deficit was $54.2 million. The quarter ended September 30, 1999 was the first quarter in which we generated revenue. From November 1994 to March 1998, we incurred operating costs primarily related to the development of our Internet postage service in accordance with U.S. Postal Service guidelines and specified criteria. In March 1998, after extensive development and interaction with the U.S. Postal Service, we began the three-phase beta test certification process required by the U.S. Postal Service to qualify Internet postage vendors for commercial distribution of Internet postage under the U.S. Postal Service's Information Based Indicia Program. On August 9, 1999, we received final approval from the U.S. Postal Service for our Internet postage. On that date, we were the first company to commercially launch a national Internet postage service. As of September 30, 1999, we had delivered our Internet postage service to over 13,000 customers to enable them to purchase our Internet postage. In addition to working with the U.S. Postal Service to obtain approval of our Internet postage service, our primary activities since inception have included:

     .  developing our business model;

     .  developing and testing our Internet postage service;

     .  hiring management and other key personnel;

     .  building our infrastructure; and

     .  entering into marketing and distribution relationships.

     The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We expect to continue to incur net losses for the foreseeable future and may never achieve profitable operations. We recognize revenue from an initial software license fee for our Internet postage service, ongoing convenience fees for the purchase of postage over the Internet, and the sale of ancillary postage supplies. Our costs of revenues include the costs of manuals, packaging, the postage device, credit card and electronic funds transfer fees, the address management system, support costs, as well as fulfillment costs, and direct costs from the sale of postage supplies.

     During the nine months ended September 30, 1999, in connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $23.0 million, representing the difference between the deemed fair value of our common stock on the date such options were granted and the exercise price. Such amount is included as a reduction of stockholders' equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at different dates and results in higher vesting in earlier years than straight-line vesting. We recorded amortization of deferred stock compensation in the amount of $6.9 million for the nine months ended September 30, 1999. At September 30, 1999, we had a total of $19.2 million remaining to be amortized over the corresponding vesting periods of the stock options. We have recorded deferred compensation totaling $7.9 million for options and shares granted during the three months ended September 30, 1999. Such amounts related to option grants will be amortized in accordance with the Company's accounting policy over the remaining vesting period of the grants through mid-2003. Approximately $1.8 million related to stock grants was recorded as an expense in the three months ended September 30, 1999.

     On September 10, 1999, the Company issued 726,745 shares of its common stock and warrants to purchase an additional 83,855 shares of common stock at an exercise price of $0.01 per share to investors for cash proceeds of $5.0 million. The fair value of the common stock and warrants was deemed by management to be $7.8 million and $1.0 million, respectively.

     In connection with the issuance of common stock and warrants, the Company and the investors signed non-binding letters of intent to negotiate for a period of up to one year to enter into definitive joint venture, joint marketing, cooperation, or technology development agreements. The Company recorded the $3.8 million excess of the fair value of the common stock and warrants over the consideration received as a deferred marketing costs contra equity account. The balance is being amortized to expense over the one year period covered by the letter of intent. If it becomes probable that efforts to reach definitive agreements will cease prior to the end of the one year negotiation period, the unamortized balance will be fully expensed at that time.

Results of Operations

  Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

       Revenue. The Company generates revenue from software license fees and postage convenience fees. In addition, the Company anticipates that it will generate revenue from the sale of postage supplies. Software license fees are amounts paid by end-users and resellers for a perpetual license to the Company's software. Postage convenience fees are amounts paid by end-users for the delivery of postage by the Company to the end-user. The Company anticipates that it will operate an Internet-based postal store where end-users may purchase various postal supplies.

  The three months ended September 30, 1999 was the first quarter in which the Company generated revenue. Revenue for the quarter ended September 30, 1999 totaled $358,000. There was no revenue for the three months ended September 30, 1998. Revenue was generated from software license fees and postage convenience fees.

       Cost of Sales. Cost of sales includes costs related to product shipments, including materials, labor and other direct or allocated costs involved in their manufacture or delivery. It also includes cost of customer support services. Cost of sales for the three months ended September 30, 1999 totaled $732,000. There were no costs of sales for the three months ended September 30, 1998. Gross profit margin for the three months ended September 30, 1999 was (104.5)%. The gross profit margin was negative as a result of the initial ramp up volume. The gross profit margin should improve in the future quarters as our volume increases.

     Research and Development.   Research and development expenses include
expenses for research, design and development of our Internet postage service, expenses related to obtaining patents from the U.S. Patent Office, and server and network operations. Research and development expenses increased 111% to $3.1 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998. Of the $1.6 million increase in research and development expenses in 1999, $1.0 million of this amount reflected increases in research and development employee headcount, and consulting and contractor expenses. We expect the dollar amount of research and development expenses to increase in future periods to support further development of our Internet postage service and our server-based service and expenses related to the development of other products and services.

     Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries and related benefits for sales and marketing personnel, strategic partner marketing, Web site development, package design, advertising and promotional expenses, and tradeshow expenses. Sales and marketing expenses increased 630% to $4.8 million for the three months ended September 30, 1999 from $0.7 million for the three months ended September 30, 1998. Of the $4.1 million increase in sales and marketing expenses in 1999, $3.4 million of this amount reflected costs associated with continued development of our marketing campaigns related to the August 9, 1999 launch of our Internet postage service. The increase also reflected increases in our sales and marketing personnel. We expect the dollar amount of our sales and marketing expenses to increase in dollar amount as we further promote and support the launch our Internet postage service and as we hire additional personnel, continue to promote our brand and add new marketing and distribution relationships.

     General and Administrative.   General and administrative expenses consist
primarily of compensation for administrative and executive staff, fees for professional services, depreciation expense and general office expenses. General and administrative expenses increased 648% to $3.7 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1998. $1.9 million of the $3.2 million increase in general and administrative expenses in 1999 related to a one-time non-cash stock grant. An additional $790,000 of the increase related to legal expenses. The balance reflected increases in administrative staff and other professional services. We expect general and administrative expenses to increase in dollar amount due to further additions in staffing and as we incur additional costs necessary to prepare and manage the infrastructure for business expansion, for legal services and costs associated with being a public reporting company.

     Amortization of Deferred Compensation.   Amortization of deferred stock
compensation was $3.5 million for the three months ended September 30, 1999, compared to $0.3 million for the three months ended September 30, 1998. We recorded aggregate deferred stock compensation of $26.6 million in the period from July 1, 1998 through September 30, 1999 for options awarded to employees with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates.

     Interest Income, Net.   Interest income, net, consists primarily of
earnings on our cash and cash equivalents, net of interest expenses attributable to equipment leases and any taxes. Interest income, net, decreased 3% to $173,000 for the three months ended September 30, 1999 from $179,000 for the three months ended September 30, 1998. The decrease in interest income, net, was due to increasing interest expenses for a bridge loan that we obtained in July 1999 and which we repaid in August 1999. We expect interest income, net, to increase as a result of increased cash balances resulting from our recent public offering.

  Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenue. Revenue for the nine months ended September 30, 1999 totaled $358,000. No revenue was recognized for the nine months ended September 30, 1998. Revenue was generated from software license fees and postage convenience fees.

     Cost of Sales. Cost of sales for the nine months ended September 30, 1999 totaled $732,000. There were no costs of sales for the nine months ended September 30, 1998. Gross profit margin for the nine months ended September 30, 1999 was (104.5)%. The gross profit margin was negative as a result of the initial ramp up volume. The gross profit margin should improve in the future quarters as our volume increases.

     Research and Development.   Research and development expenses include
expenses for research, design and development of our Internet postage service, expenses related to obtaining patents from the U.S. Patent Office, and server and network operations. Research and development expenses increased 112% to $8.3 million for the nine months ended September 30, 1999 from $3.9 million for the nine months ended September 30, 1998. Of the $4.4 million increase in research and development expenses in 1999, $3.6 million of this amount reflected increases in research and development employee headcount, and consulting and contractor expenses. The balance of the increase reflected costs of project materials for further development of our Internet postage service, server-based service, operations network investments and costs of product shipped to customers during the beta test portion of the U.S. Postal Service approval process. We expect the dollar amount of research and development expenses to increase in future periods to support further development of our Internet postage service and our server-based service and expenses related to the development of other products and services.

     Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries and related benefits for sales and marketing personnel, strategic partner marketing, Web site development, package design, advertising and promotional expenses, and tradeshow expenses. Sales and marketing expenses increased 300% to $7.2 million for the nine months ended September 30, 1999 from $1.8 million for the nine months ended September 30, 1998. Of the $5.4 million increase in sales and marketing expenses in 1999, $4.2 million of this amount reflected costs associated with continued development of our marketing campaigns related to the August 9, 1999 launch of our Internet postage service. The increase also reflected increases in our sales and marketing personnel. We expect sales and marketing expenses to increase in dollar amount as we further promote and support the launch our Internet postage service and as we hire additional personnel, continue to promote our brand and add new marketing and distribution relationships.

     General and Administrative.   General and administrative expenses consist
primarily of compensation for administrative and executive staff, fees for professional services, depreciation expense and general office expenses. General and administrative expenses increased 269% to $5.1 million for the nine months ended September 30, 1999 from $1.4 million for the nine months ended September 30, 1998. $1.9 million of the $3.7 million increase in general and administrative expenses in 1999 related to a one-time non-cash stock grant. An additional $813,000 of the increase related to legal expenses. The balance reflected increases in administrative staff and other professional services. We expect general and administrative expenses to increase in dollar amount due to further additions in staffing and as we incur additional costs necessary to prepare and manage the infrastructure for business expansion, for legal services and costs associated with being a public reporting company.

     Amortization of Deferred Compensation.   Amortization of deferred stock
compensation was $6.9 million for the nine months ended September 30, 1999, compared to $324,000 for the nine months ended September 30, 1998. We recorded aggregate deferred stock compensation of $26.6 million in the period from July 1, 1998 through September 30, 1999 for options awarded to employees with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates.

     Interest Income, Net.   Interest income, net, consists primarily of
earnings on our cash and cash equivalents, net of interest expenses attributable to equipment leases and any taxes. Interest income, net, increased 57% to $347,000 for the nine months ended September 30, 1999 from $221,000 for the nine months ended September 30, 1998. The increase in interest income, net, was due to increasing average cash and cash equivalent balances as we received funds from our financing activities. We expect interest income, net, to increase following our recent public offering as a result of increased cash balances resulting from such offering.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private sales of equity securities. We have received approximately $73.9 million in private funding, including $35.2 million through our most recent financings in August and September 1999. In addition, we have a $1.25 million line of credit with a bank, all of which is available for use by us except for a $143,000 letter of credit to secure our office lease as of September 30, 1999. This line of credit bears interest at a rate of prime plus 0.25%. On October 8, 1999 we completed a public offering which generated $126 million in net proceeds.

     Net cash used in operating activities totaled $19.2 million for the nine months ended September 30, 1999 and $6.7 million for the nine months ended September 30, 1998. Cash used in operating activities for each period resulted primarily from net operating losses in those periods.

     Net cash provided by (used in) investing activities totaled $(1.5) for the nine months ended September 30, 1999 and $(0.2) million for the nine months ended September 30, 1998. Cash provided by (used in) investing activities for each period resulted primarily from the acquisition of capital assets, primarily computer and office equipment.

     Net cash provided by financing activities totaled $33.1 million for the nine months ended September 30, 1999 and $16.0 million for the nine months ended September 30, 1998. Cash provided by financing activities for each period resulted primarily from issuances of common stock and redeemable convertible preferred stock.

     We believe that our current cash balances and cash flows from operations, if any, together with the net proceeds from our recent public offering will be sufficient to meet our present growth strategies and related working capital and capital expenditure requirements for at least the next 12 months. Our current plan contemplates significant increases in spending when compared to our historical expenditures. We currently intend to use a portion of the proceeds from our recent public offering to satisfy our payment obligations under our rescission offer, if any are required. We do not expect our payment obligations under our rescission offer to have a material effect on the period of time through which our financial resources will be adequate to support operations. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from this as a result of a number of factors including our plans to fully support the commercial release of our desktop Internet postage service, our introduction of new services and our investments in systems infrastructure and staffing. We may require substantial working capital to fund our business and we may need to raise additional capital prior to this time or thereafter. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to curtail our operations significantly. Raising additional equity capital would have a dilutive effect on existing stockholders.

     We believe that our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates is not material. At September 30, 1999, we did not hold any short or long-term investments.

Year 2000 Compliance

     Background.   Many currently installed computer systems, software products and other control devices are unable to accept four digit entries to distinguish 21st century dates from 20th century dates. As a a result, many companies' computer systems, software products and control devices may need to be upgraded or replaced in order to operate properly in the year 2000 and beyond.

     Assessment and Implementation.   The U.S. Postal Service requires
participants in the Information Based Indicia Program to maintain Year 2000 compliant systems and software. As a result, we are in the process of developing a comprehensive plan to make our internal computer software and hardware systems Year 2000 compliant. Our Year 2000 compliance plan is comprised of 3 phases: an assessment phase; an implementation phase; and a testing phase. This plan, initiated in the first quarter of fiscal 1999, will be implemented by the end of the fourth quarter of fiscal 1999. While we believe that this plan for addressing the Year 2000 problem will be completed in a timely manner, we cannot be certain that these Year 2000 compliance efforts will be successful. The financial impact of making the required systems changes cannot be known precisely at this time, but we currently expect these expenses to be less than approximately $500,000. The financial impact, could, however, exceed this estimate. Nonetheless, these costs are not expected to be material to our business, financial condition, or results of operation. To date, we have incurred expenses of less than approximately $100,000.

     Since inception, we have internally developed substantially all of the systems for the operation of our Internet postage service. These systems include the software used to provide customer interaction and transactional and distribution functions to our services, as well as monitoring and back-up capabilities. Based upon our assessment to date, we believe that our systems will be Year 2000 compliant and have submitted Year 2000 readiness statements to the U.S. Postal Service to indicate our Year 2000 compliance. However, we cannot be sure how our Internet postage service will integrate with other vendor-provided software.

     We use and depend on third-party equipment and software that may not be Year 2000 compliant. Consequently, our ability to address Year 2000 issues is, to a large extent, dependent upon the Year 2000 readiness of these third parties' hardware and software products. We are currently assessing the Year 2000 readiness of other third-party supplied software, computer technology and other services and expect to complete this assessment by the beginning of the fourth quarter of 1999. We have initiated communications or obtained information from our vendors and suppliers of third-party equipment and software to validate that their products and systems are Year 2000 compliant. All of our significant vendors and suppliers of third party equipment and software have provided us with written compliance statements or published information regarding their Year 2000 readiness except for one vendor who has only responded orally. Approximately 90% of our significant vendors and third party suppliers have indicated that they are currently Year 2000 compliant, and the remaining 10% have indicated that they are in the process of remediating Year 2000 issues and expect to be Year 2000 compliant before year end. We will develop and implement, if necessary, a remediation plan with respect to third-party software, third-party vendors and computer technology and services that may fail to be Year 2000 compliant.

     If Year 2000 issues prevent our users from accessing the Internet or our Internet postage service or from processing postage, we will lose revenue. Any failure of our third-party equipment or software to operate properly could require us to incur unanticipated expenses. For example, pursuant to regulations of the Information Based Indicia Program, we rely on the U.S. Postal Service's secure postage accounting vault to purchase postage credit for our customers. If the U.S. Postal Service systems are not Year 2000 compliant, our users may not be able to purchase additional postage which would cause us to lose revenue and could injure our reputation.

     The Year 2000 readiness of the Internet infrastructure necessary to support our operations is difficult to assess. For instance, we depend upon the integrity and stability of the Internet to provide our services. We also depend on the Year 2000 compliance of the computer systems and financial services used by our customers. Thus, the infrastructure necessary to support our operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential Year 2000 issues that may impact the entire infrastructure. Our ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, we believe most individuals that rely significantly on the Internet are carefully reviewing and attempting to remediate issues relating to Year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of Year 2000 issues. A significant disruption in the ability of customers to reliably access the Internet would have an adverse effect on demand for our services and would harm our results of operations.

     Most Likely Worst Case Scenarios of Year 2000 Problems.   We cannot
accurately predict how many failures related to the Year 2000 problem will occur or the severity, duration or financial consequences of these failures. Any Year 2000 problems that affect us could result in an interruption in our service or the inability of users to access our service. As a result, the following worst case scenarios could occur:

     . any interruption in our service would result in loss of revenue and could require significant expenditures and efforts by us to restore service; and

     . widespread Year 2000 problems could result in a significant number of our users being unable to access our service due to problems with their personal computers or the Internet.

     Contingency Planning.   We are currently developing contingency plans to be
implemented as part of our efforts to identify and correct Year 2000 problems affecting our internal systems. We expect to complete these contingency plans by the end of the fourth quarter of 1999. Depending on the systems affected, these plans could include:

     .  accelerated replacement of effected equipment or software;

     . increase work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems which may arise;

     .  the provision of manual workarounds for information systems; and

     .  other similar approaches.

If we are required to implement any of these contingency plans, such plans may have a material adverse effect on our business, financial condition or results of operations. Additionally, we may not complete these contingency plans in a timely manner, and failure to do so could have a material adverse effect on our business, financial condition or results and operations.

     The discussion of our efforts and expectations relating to Year 2000 compliance are forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those indicated in these forward-looking statements. Our ability to achieve Year 2000 compliance and the level of anticipated expenses related to Year 2000 compliance could be adversely affected by, among other things, the availability and cost of testing and programming resources, the ability of third parties to resolve Year 2000 issues associated with their systems and software and unanticipated problems that may in the future be identified in our ongoing compliance review.

Risk Factors

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

WE HAVE A LIMITED OPERATING HISTORY WITH A HISTORY OF LOSSES, ONLY BEGAN OFFERING OUR INTERNET POSTAGE SERVICE ON A COMMERCIAL BASIS IN AUGUST 1999, EXPECT TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

     We have a very limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We cannot be certain that we will achieve profitability or, if achieved, that we will be able to sustain or increase profitability on a quarterly or annual basis. As of September 30, 1999, we had generated only nominal revenues of $358,000 and had an accumulated deficit of $54.2 million. We have incurred increasing losses and had an operating loss for the nine month period ended September 30, 1999 of $15.2 million. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We expect to incur increasing sales and marketing, research and development and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability.

THE SUCCESS OF OUR BUSINESS WILL DEPEND UPON ACCEPTANCE BY CUSTOMERS OF OUR INTERNET POSTAGE SERVICE.

     We expect that our Internet postage service will generate a substantial portion, if not all, of our near-term future revenues. As a result, we depend on the commercial acceptance of our Internet postage service. If we fail to successfully gain commercial acceptance of our Internet postage service, we will be unable to generate significant revenues. The market for Internet postage has not developed, and we cannot assure you that it will develop. We cannot predict the extent to which users will be willing to use the Internet to purchase postage rather than using traditional methods. To the extent users choose to purchase postage over the Internet, we cannot be certain that these customers will use our service.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, INCLUDING CLAIMS ASSERTED BY PITNEY BOWES AGAINST US, COULD PREVENT OR HINDER OUR ABILITY TO SELL INTERNET POSTAGE.

     We face the risk that other parties' intellectual property positions will impair successful development of the Internet postage market or our ability to effectively participate in it. Pitney Bowes filed a patent infringement lawsuit against us in U.S. District Court in June 1999. The suit alleges infringement of seven patents owned by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction, attorneys' fees and other unspecified damages. On July 30, 1999, we filed our answer to Pitney Bowes' complaint. Pendency of the litigation can be expected to result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation. If Pitney Bowes is successful in its claims against us, then we may be hindered or even prevented from competing in the Internet postage market and our operations would be severely harmed. The Pitney Bowes suit could result in limitations on how we implement our services, delays and costs associated with redesigning our services and payments of license fees and other monies. An injunction obtained by Pitney Bowes could eliminate our ability to market critical products or services.

PITNEY BOWES MAY BE UNWILLING TO DISCUSS LICENSING OR CROSS-LICENSING ARRANGEMENTS WITH US, WHICH COULD ADVERSELY IMPACT OUR ABILITY TO COMPETE IN THE MARKET FOR INTERNET POSTAGE PRODUCTS AND SERVICES.

     Although we and Pitney Bowes, prior to filing of the current litigation, had been in discussions regarding cross-licensing a number of our patents and Pitney Bowes' patents, some of which are identified in Pitney Bowes' complaint, we cannot predict whether these discussions will recommence in the future or the impact of Pitney Bowes' intellectual property claims on our business or the Internet postage market. Since commencement of the litigation, we have not had discussions with Pitney Bowes regarding licensing or cross-licensing arrangements nor do we have information concerning Pitney Bowes' present willingness to engage in discussions.

IF THE U.S. POSTAL SERVICE DISCONTINUES INTERNET POSTAGE AS AN APPROVED POSTAGE METHOD BECAUSE OF COUNTERFEITING OR OTHER ISSUES OR REVOKES APPROVAL OF OUR INTERNET POSTAGE SERVICE, OUR BUSINESS WILL FAIL.

     We continue to be subject to U.S. Postal Service scrutiny and other government regulations. The U.S. Postal Service could discontinue Internet postage as an approved postage method because of counterfeiting of Internet postage, security or other issues, in which case our business would fail. Further, if we are unable to successfully complete subsequent evaluations by the U.S. Postal Service, to adapt our Internet postage service to any new requirements or specifications or to provide adequate security, the U.S. Postal Service could revoke its approval of our Internet postage service, in which case our business would fail.

THE COMMERCIAL ROLL-OUT OF OUR INTERNET POSTAGE SERVICE IS CURRENTLY LIMITED TO 100,000 CUSTOMERS AND THE U.S. POSTAL SERVICE COULD CONTINUE TO REQUIRE PERIODIC REVIEWS BEFORE AUTHORIZING GREATER NUMBERS OF CUSTOMERS.

     Under the Information Based Indicia Program, the commercial roll-out of our Internet postage service is currently limited to 100,000 customers. The U.S. Postal Service will evaluate our service when we obtain approximately 100,000 customers. If we do not successfully complete this evaluation, the U.S. Postal Service could delay or even prevent use of our Internet postage service by more than 100,000 customers. The U.S. Postal Service could continue to require additional periodic reviews before authorizing greater numbers of customers. Any such delay in our ability to expand our customer base would result in loss of revenue and could harm our ability to build our brand and obtain market acceptance of our Internet postage service.

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO CONTINUE TO SATISFY EXISTING, NEW OR CHANGED U.S. POSTAL SERVICE REGULATIONS IN THE FUTURE, AND IF WE ARE NOT ABLE TO DO SO OUR ABILITY TO DISTRIBUTE OUR INTERNET POSTAGE SERVICE WOULD BE ADVERSELY AFFECTED.

     If we encounter difficulties with continuing compliance with U.S. Postal Service regulations, our ability to distribute or extend the distribution of our Internet postage service could be adversely affected. U.S. Postal Service regulations may require that our personnel with access to postal information or resources obtain security clearances. These regulations may cause delays or disruptions in our business if our personnel cannot receive necessary security clearances in a timely manner, or at all, and may limit our ability to hire necessary personnel. Any other change in the current or future regulatory environment could have an adverse impact on our business and could harm our operating results and profitability.

OUR INTERNET POSTAGE HARDWARE DEVICE MAY INTERFERE WITH THE OPERATION OF SOME PRINTERS, WHICH MAY DECREASE ADOPTION OF OUR INTERNET POSTAGE SERVICE AND WHICH HAS IN THE PAST RESULTED IN, AND MAY IN THE FUTURE RESULT IN, PRODUCT RETURNS.

     Our secure Internet postage device in some cases interferes with the operation of multifunction printers, which combine printing, faxing, copying and scanning functions and bi-directional printers and is generally unable to print postage on these types of printers. We believe a significant number of our product returns to date may have been prompted by this incompatibility. If we are unable to successfully modify our secure Internet postage device or software to solve these issues, it will severely harm our ability to market our Internet postage service to users of multifunctional and bi-directional printers.

IF WE CANNOT SUCCESSFULLY MANAGE THE COMMERCIAL AVAILABILITY OF OUR INTERNET POSTAGE SERVICE, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS WILL BE HARMED.

     Our reputation and our ability to attract, retain and provide services to our customers depend upon the reliable performance of our Web site, network infrastructure and transaction-processing systems. If we are unable at any time to provide our customers with our Internet postage service in a satisfactory manner, our customers may become dissatisfied and could cease using our Internet postage service. We have very limited experience conducting marketing campaigns, and we may fail to generate significant interest in our Internet postage service. On the other hand, if we generate extensive interest in our service, we cannot assure you that we will be able to effectively manage commercial availability of our Internet postage service due to the strains this demand will place on our Web site, network infrastructure and our transaction-processing systems.

IF WE ARE UNABLE TO MAINTAIN AND DEVELOP OUR MARKETING AND DISTRIBUTION RELATIONSHIPS, OUR INTERNET POSTAGE SERVICE MAY NOT ACHIEVE COMMERCIAL ACCEPTANCE.

     We have established marketing and distribution relationships with a limited number of third parties. We rely heavily upon these relationships to build our E-Stamp brand and to accelerate the adoption of our Internet postage service. We have limited experience in establishing and maintaining these relationships. If we are unable to successfully maintain our existing relationships or to establish new relationships, our Internet postage service may not achieve commercial acceptance. In addition, a number of these third parties are still in the process of establishing the marketing, promotional and distribution activities for our service called for under our agreements with them. We cannot assure you that these efforts will be achieved in a timely and successful manner and this would limit their usefulness in promoting adoption of our service.

IF WE DO NOT ACHIEVE BROAD BRAND RECOGNITION, OUR ABILITY TO ATTRACT CUSTOMERS WILL SUFFER DRAMATICALLY.

     We must quickly build our E-Stamp brand to gain market acceptance for our service. If we fail to gain market acceptance for our Internet postage service, our ability to attract customers will suffer dramatically. We believe it is imperative to our long-term success that we obtain significant acceptance of our service. We cannot be certain that we will have sufficient resources to build our brand and achieve commercial acceptance of our service. To establish our brand awareness, we must invest substantial resources to develop our products, pursue marketing and distribution relationships, implement marketing initiatives, and provide a high quality experience to our users.

SUBSEQUENT INTERNET POSTAGE SERVICES, IF SUCCESSFULLY DEVELOPED BY US, WILL REQUIRE ADDITIONAL U.S. POSTAL SERVICE APPROVALS THAT MAY DELAY THEIR COMMERCIAL INTRODUCTION.

     We have not begun the U.S. Postal Service approval process for future services we have under development, including our server-based service. Our current Internet postage service took approximately 18 months to complete the beta test portion of the U.S. Postal Service's approval process. We cannot assure you of the duration of the approval process for our server-based or any subsequent service, or that these services will ever be approved by the U.S. Postal Service. Further, we cannot assure you that we will be able to successfully develop our future services in a timely manner or at all. Failure to timely receive U.S. Postal Service approval for our server-based service or subsequent services could limit our ability to successfully grow our business.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR EXPENSES AND OPERATIONS IN RECENT PERIODS, AND ANY FAILURE TO MANAGE THIS GROWTH COULD DAMAGE OUR ABILITY TO OBTAIN MARKET ACCEPTANCE FOR OUR INTERNET POSTAGE SERVICE.

     Our ability to successfully offer our Internet postage service and implement our business plan requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations and have experienced, and expect to continue to experience, significant growth in our expenses and operations. If we are unable to manage growth effectively or experience disruptions during our expansion, our ability to market and extend distribution of our Internet postage service and our ability to develop future services will be seriously harmed. To manage the expected growth of operations and personnel, we will need to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base and to expand our finance, administrative and operations staff. Our current expansion has placed, and we expect our future expansion to continue to place, a significant strain on our managerial, operational and financial resources. Our current and planned personnel, systems, procedures and controls may be inadequate to support our future operations.

IF THE SOLE SUPPLIER OF OUR INTERNET POSTAGE HARDWARE DEVICE IS UNABLE TO TIMELY MEET OUR COMMERCIAL SUPPLY NEEDS, OUR ABILITY TO EXPAND OUR CUSTOMER BASE WILL BE SEVERELY LIMITED AND WE WILL LOSE REVENUE.

     Dallas Semiconductor Corporation is the single source of supply for our secure Internet postage device. We do not have a guaranteed supply arrangement with Dallas Semiconductor, and we order such devices on a purchase order basis. Any difficulties encountered by our sole supplier that result in product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis would hurt our reputation and result in loss of revenue. If we cannot obtain an adequate supply of our Internet postage device, we will be unable to timely deliver our Internet postage device to customers and, without the device, customers would be unable to purchase postage using our Internet postage service. Neither we nor our supplier maintain an extensive inventory of our Internet postage device. We cannot assure you that our supplier will timely meet our commercial supply needs or that alternative suppliers will be available in the future. We have not qualified any alternative sources for the supply of our secure Internet postage device.

SYSTEM FAILURES COULD HARM OUR REPUTATION, RESULT IN LOSS OF REVENUE AND SUBSTANTIALLY AND ADVERSELY AFFECT OUR ABILITY TO ATTRACT OR RETAIN CUSTOMERS.

     Our business and reputation with customers depend upon the efficient and uninterrupted operation of our Web site, processing systems and network infrastructure, including critical portions of this infrastructure that are hosted by third parties, for registration of new customers and processing of Internet postage transactions. In addition, our service depends upon continuous operation of the U.S. Postal Service's secure postage accounting vault for our customers to purchase postage. We have experienced system failure for short periods of up to four hours during initial commercial launch of our service and we may suffer additional interruptions in our service. Problems or system failures at either our location or third party locations could result in interruptions in our service. Unscheduled downtime of our service may result in loss of revenue and if these system failures persist, our business, reputation and brand could be severely harmed. We cannot assure you that we will be able to timely expand our systems infrastructure to support growth in traffic from our customers.

OUR SYSTEMS AND THOSE HOSTED BY THIRD PARTIES ARE VULNERABLE TO DAMAGE OR INTERRUPTION WHICH COULD HARM OUR REPUTATION AND RESULT IN A LOSS OF REVENUE.

     Our systems and those hosted by third parties are vulnerable to damage or interruption as a result of fire, flood, power loss, telecommunications failure, software errors or bugs, hardware failures or computer viruses, computer hacking and other acts of misconduct, earthquakes and similar events. Our postage processing systems are located in Northern California, a seismically active region. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite any precautions we may take, problems or system failures at our third party hosted facilities could result in interruptions in our service that could injure our reputation and cause us to lose revenue.

THE INABILITY TO EXPAND OUR SYSTEM'S CAPACITY MAY LIMIT OUR GROWTH.

     Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to timely accommodate increased Web site traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, lower response times, degradation in levels of customer support and impaired quality of the user's experience on our service and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

IF WE ARE UNABLE TO PROVIDE NEW FEATURES OR FUNCTIONALITY TO OUR TECHNOLOGY, TRANSACTION PROCESSING SYSTEMS OR NETWORK INFRASTRUCTURE, OUR GROWTH MAY BE LIMITED.

     Our failure to provide new features or functionality to our technology, transaction processing systems or network infrastructure could adversely affect demand for our Internet postage service, which would harm or limit our ability to expand our business.

WE RELY HEAVILY UPON THIRD PARTIES TO MARKET AND DISTRIBUTE OUR INTERNET POSTAGE SERVICE TO CUSTOMERS.

     We rely upon third parties to market and distribute our Internet postage service. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, if at all, or that we will be able to obtain adequate distribution channels for our service. Our marketing and distribution relationships with third parties, which include providing links to our website and distributing our product through bundling arrangements, may not generate significant traffic on our website or otherwise generate significant interest in our service. We cannot assure you that office supply, computer or other retailers will carry our product or devote sufficient marketing, shelf space or other resources to it. If we are unable to provide an adequate distribution channel for our Internet postage service, customers will have difficulty purchasing our product through retail channels that would severely harm our ability to grow our business. We depend upon the U.S. Postal Service and other delivery services for the delivery of our secure postage device. Strikes or other service interruptions affecting delivery services used by us would have a material adverse effect on our ability to deliver our Internet postage service to our customers.

THE INTERNET POSTAGE MARKET IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES.

     The market for Internet postage products and services is new, rapidly evolving and intensely competitive. We expect that our primary competitors will include traditional providers of postage products and services, including Pitney Bowes and Neopost, that have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. We will also compete with providers of traditional postage products and delivery services, such as the U.S. Postal Service, Federal Express and United Parcel Service. In addition to providers of traditional postage products and services, we compete with three other Information Based Indicia Program vendors, Neopost, Pitney Bowes and Stamps.com, who have all initiated the certification process with the U.S. Postal Service. Only one of these, Stamps.com, has been approved for commercial release by the U.S. Postal Service to date. Many of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. This increased competition may result in reduced operating margins, loss of market share and a diminished brand recognition.

A BREACH OF OUR ONLINE SECURITY WOULD HARM OUR REPUTATION AND COULD INTERRUPT SERVICE TO OUR CUSTOMERS.

     A fundamental requirement to conduct electronic commerce is the secure transmission of information over public networks. We rely on encryption and authentication technology to provide the security necessary for transmission of postage and other confidential information. Any breach of these security measures would severely impact our reputation and would likely result in the loss of customers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms we use to protect customer transaction data. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information. Accordingly, we may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by any breach.

IF WE ARE UNABLE TO SUCCESSFULLY PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE POSITION WILL BE HARMED.

     We rely on a combination of patent, trademark, service mark, copyright and trade secret laws, contractual restrictions on disclosure and transferring title and other methods in an effort to establish and protect proprietary rights in our services, know-how and information. If our patents or other intellectual property fail to protect our technology, our competitive position could be harmed. In addition, third parties may develop alternative technologies or products that do not infringe on any of our patents or other intellectual property. Steps taken to protect our intellectual property may not be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR OUR FUTURE GROWTH.

     The failure of the Internet to continue to develop as a medium for the purchase of goods and services would adversely affect the willingness or ability of users to use the Internet to purchase postage. Concerns over the security of transactions conducted on the Internet and the privacy of consumers may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. A decline in the growth of the Internet could decrease demand for our services and increase our cost of doing business. We cannot assure you that the Internet will continue to be widely accepted and adopted for purchasing goods and services.

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT OUR FUTURE GROWTH.

     The recent growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, the Internet's infrastructure may not be able to support these demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Web usage, including usage of our Web site to purchase Internet postage, could grow more slowly or decline. Our ability to increase the speed and scope of our services to users is ultimately limited by and dependent upon the speed and reliability of the Internet.

OUR QUARTERLY RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND OUR STOCK PRICE MAY DECLINE IF WE DO NOT MEET EXPECTATIONS.

     Since August 1999, we have generated only nominal revenues from our operations. Accordingly, we have little basis upon which to predict future operating results. We expect that our revenues, margins and operating results will fluctuate significantly due to a variety of factors. Factors affecting our quarterly results include:

     . the costs of our marketing programs to establish the E-Stamp brand name and generate market demand for our Internet postage service;

     . timing of the commercial release of additional Internet postage services developed by us, which depends in part on the timing of U.S. Postal Service approval for any such services;

     . the number, timing and significance of new products or services introduced by our competitors, which are outside our control;

     .  the level of service and price competition;

     .  changes in our operating expenses as we expand operations; and

     .  general economic factors, which are outside our control.

     Timing of commercial release of new products or services by us and our competitors and general economic factors will also affect our long-term financial results. Substantially all of our operating expenses are related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses precede increased revenues, both gross margins and results of operations could be harmed because of increased costs and expenses in the short term. Due to the foregoing factors and the other risks discussed in this prospectus, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations will be below public expectations. In this event, the market price of our common stock is likely to fall.

WE DEPEND ON KEY PERSONNEL AND ATTRACTING QUALIFIED EMPLOYEES FOR OUR FUTURE SUCCESS.

     Our success depends to a significant degree upon the continued contributions of our executive management team and other senior level financial, technical, marketing and sales personnel. Our key employees consist of Robert H. Ewald, our President and Chief Executive Officer, Nicole Eagan, our Senior Vice President, Marketing and Sales, and Anthony H. Lewis, Jr., our Vice President and Chief Financial Officer. The loss of the services of any of these key employees or other members of our senior management team could have a material adverse effect on our business and results of operations. We anticipate that the number of our employees may increase significantly during the next 12 months as we increase our research and development activities and sales and marketing efforts. Our success depends upon our ability to attract and retain additional highly qualified senior management and technical, sales and marketing personnel to support planned growth of our operations. Competition for qualified employees is intense, particularly in the Internet and high technology industries. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. The loss of key personnel or our inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations.

RAPID TECHNOLOGICAL CHANGE MAY MAKE OUR INTERNET POSTAGE SERVICE OBSOLETE OR CAUSE US TO INCUR SUBSTANTIAL COSTS TO ADAPT TO THESE CHANGES.

     The use of the Internet for the purchase and sale of goods and services is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, we must adapt to these rapid changes by continually improving the performance, features and reliability of our products and services, and to develop new products and services, or else our products and services may become noncompetitive or obsolete. We also could incur substantial costs to modify our service or infrastructure and to develop new products and services, in order to adapt to these changes. Our business, operating results and financial condition could be harmed if we incur significant costs without adequate results, or find ourselves unable to adapt rapidly to these changes.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE ANY FUTURE ACQUISITIONS OF NEW OR COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGY.

     We may pursue the acquisition of new or complementary businesses, including individual products or technologies, in an effort to enter into new markets, diversify our sources of revenue and expand our services. At present, we have no commitments or agreements and are not currently engaged in discussions for any material acquisitions or investments. To the extent we pursue new or complementary businesses, we may not be able to expand our services and related operations in a cost-effective or timely manner. We may experience increased costs, delays and diversions of management's attention when integrating any new businesses. We may lose key personnel from our operations or those of any acquired business. Furthermore, any new business or service we launch that is not favorably received by users could damage our reputation and brand name. We also cannot be certain that we will generate satisfactory revenues from any expanded services to offset related costs. Any expansion of our operations would also require significant additional expenses, and these efforts may strain our management, financial and operational resources. Additionally, future acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, and the amortization of expenses related to goodwill and other intangible assets, all of which could harm our business, financial condition and operating results.

INTERNET POSTAGE CANNOT CURRENTLY BE USED INTERNATIONALLY WHICH MAY LIMIT OUR FUTURE GROWTH.

     At present, Internet postage approved by the U.S. Postal Service can only be used to send mail from one United States address to another. Unless and until foreign postal authorities create a certification process and recognize information-based indicia postage, our Internet postage service will not be able to address foreign markets which may limit our future growth. Efforts in Europe and other foreign markets related to adoption of Internet postage are at a very preliminary stage. We cannot assure you that foreign postal authorities will adopt policies and processes for Internet postage that are compatible with those approved by the U.S. Postal Service on a timely basis or at all.

IF WE MARKET OUR SERVICES INTERNATIONALLY, REGULATION BY INTERNATIONAL AGENCIES COULD DISRUPT OUR OPERATIONS.

     If foreign postal authorities in the future accept postage generated by our services and if we obtain the necessary foreign certification or approvals, we would be subject to ongoing regulation by international governments and agencies. If we achieve significant international acceptance of our services, our business activities will be subject to a variety of potential risks, including the adoption of laws and regulatory requirements, political and economic conditions, difficulties protecting our intellectual property rights and actions by third parties that would restrict or eliminate our ability to do business in some jurisdictions. If we begin to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including the potential adverse effects of exchange rate fluctuations.

IF WE DO NOT ADEQUATELY ADDRESS "YEAR 2000" ISSUES, WE MAY INCUR SIGNIFICANT COSTS AND OUR REPUTATION AND ABILITY TO GAIN MARKET ACCEPTANCE FOR OUR INTERNET POSTAGE SERVICE COULD SUFFER.

     Failure of our internal computer systems or third-party equipment or software, or systems maintained by our users and third parties with whom we have marketing or distribution agreements, to operate properly with regard to the Year 2000 issues could require us to incur significant unanticipated expenses to remedy any problems and could cause system interruptions and loss of data. Any of these events could harm our reputation and materially and adversely affect our ability to gain market acceptance for our Internet postage service.

WE MAY NEED ADDITIONAL CAPITAL AND FAILURE TO OBTAIN SUCH CAPITAL COULD HARM OUR ABILITY TO MARKET OUR INTERNET POSTAGE SERVICE AND TO DEVELOP FUTURE SERVICES.

     We require substantial working capital to fund our business. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. We currently anticipate our available funds, which include the net proceeds of our recent public offering, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. The estimate of the time period during which these proceeds will be sufficient is a forward-looking statement that is subject to risks and uncertainties. Our actual funding requirements may differ materially from this as a result of the number of factors, including our plans to fully support the commercial release and support of our Internet postage service, our development and introduction of new services and our investments in expanding our systems infrastructure and staffing. We may need to raise additional funds prior to the end of the next 12 months or at a later date.

OUR PAYMENT OBLIGATIONS UNDER OUR MARKETING AND DISTRIBUTION AGREEMENTS COULD INCREASE.

     Our aggregate payment obligations under our existing agreements with America Online, Yahoo!, Microsoft, EarthLink, Excite@Home and Intuit total approximately $3.2 million during the fourth quarter of 1999, $10.5 million during the year 2000, and $2.4 million during the year 2001. We have also agreed to pay Compaq royalties. We could be required to make additional payments under our agreements with these parties if advertising exceeds established levels of page views or generates and exceeds established levels of new customers.

REGULATORY AND LEGAL UNCERTAINTIES COULD INHIBIT DEVELOPMENT OF THE INTERNET AS A MARKETPLACE FOR ELECTRONIC COMMERCE SERVICES.

     A number of laws and regulations may be adopted with respect to the Internet relating to user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services that could adversely affect adoption of the Internet for electronic commerce services, which would harm our ability to attract and retain customers. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues such as property ownership, export of encryption technology, sales tax, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and other online services could adversely affect demand for our Internet postage service and could increase our cost of doing business.

U.S. POSTAL SERVICE REGULATIONS REQUIRE A USER OF OUR INTERNET POSTAGE SERVICE TO PRINT BOTH THE DESTINATION ADDRESS AND THE DIGITAL STAMP, WHICH WILL DISCOURAGE USE OF OUR INTERNET POSTAGE SERVICE TO PRINT DIGITAL STAMPS FOR USE WITH PRE-PRINTED RETURN ENVELOPES.

     U.S. Postal Service regulations require a user of our Internet postage service to print both the destination address and the digital stamp. We have found that many users will not take the time to type in destination addresses to print a digital stamp for use with pre-printed payment envelopes. In addition, the digital stamp is too large to fit on many return envelopes. As a result, users will generally not use our service to print digital stamps for return envelopes. In addition, our Internet postage service cannot be used to print digital stamps for handwritten envelopes.

OUR INTERNET POSTAGE WILL NOT PRINT UNLESS THE U.S. POSTAL SERVICE ADDRESS VERIFICATION CD-ROM IS LOADED IN THE DRIVE OF THE USER'S PERSONAL COMPUTER AND VERIFIES THE DESTINATION ADDRESS.

     The U.S. Postal Service requires that each digital stamp be encoded with the destination address, which must be verified by the U.S. Postal Service's address verification CD-ROM before the digital stamp is printed. Destination addresses in the U.S. Postal Service database are subject to change as persons or businesses establish a new address or for other reasons. As a result, we will be required to periodically mail to users of our service updated address verification CD-ROMs. Until an updated CD-ROM is received, a user will be unable to print a digital stamp for a new address that was not included in the U.S. Postal Service database at the time the existing CD-ROM was manufactured.

INTERNET RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY COULD CAUSE OUR STOCK PRICE TO FLUCTUATE DRAMATICALLY WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

     The stock market and specifically the stock of Internet related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. Due to this volatility, the market price of our common stock could eventually experience a significant decline.

SHARES ISSUED, AND OPTION GRANTS MADE, UNDER OUR 1996 STOCK PLANS AND OUR 1999 STOCK PLAN VIOLATED THE REGISTRATION REQUIREMENTS OF FEDERAL AND STATE SECURITIES LAWS.

     Shares issued and options granted under our 1996 Stock Option and Restricted Stock Plan, our 1996 Non-Employee Director Stock Plan and our 1999 Stock Plan violated state and federal securities laws because these stock issuances and option grants were not exempt from registration or qualification under federal and state securities laws and registration or qualification was not obtained. If the rescission offer that we intend to make to the holders of these shares and options is accepted, we could be required to make aggregate payments to the holders of these shares and options of up to $6.9 million plus statutory interest. We currently expect to use a portion of the proceeds from our recent public offering to make such payments. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws for up to an aggregate amount of approximately $6.9 million plus statutory interest.

Item 3.   Qualitative and Quantitative Disclosure About Market Risk

     Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest on our cash equivalents earned as well as the interest incurred on our indebtedness. Based on our cash equivalents balance and level of indebtedness at September 30, 1999, our exposure to interest rate risk is not material.

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

     On June 10, 1999, Pitney Bowes filed suit against us in the U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that we are infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. One week later, Pitney Bowes filed a similar complaint against one of our competitors, Stamps.com, alleging infringement of two of the seven Pitney Bowes patents alleged in the E-Stamp complaint. On July 30, 1999, we filed our answer to Pitney Bowes' complaint in which we deny all allegations of patent infringement and assert affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, we also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with E-Stamp's business relations based, in part, upon our allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and businesses from investing and entering into agreements with E-Stamp. Our suit seeks compensatory and treble damages, injunctive relief and recovery of attorney's fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of E-Stamp's affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims; E-Stamp's response to the motion was filed in October 1999. We are continuing to investigate the claims against us as well as infringement by Pitney Bowes of our patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future.

     Pendency of the litigation can be expected to result in significant expenses to us and the diversion of management time and other resources. If Pitney Bowes is successful in its claims against us, then we may be hindered or even prevented from competing in the Internet postage market and our operations would be severely harmed. For example, the Pitney Bowes suit could result in limitations on how we implement our services, delays and costs associated with redesigning our services and payments of license fees and other payments. An injunction obtained by Pitney Bowes could eliminate our ability to market critical products or services.

     On May 10, 1999, in U.S. District Court, E-Stamp obtained a temporary restraining order against Dave Lahoti ordering Mr. Lahoti to refrain from using his Web site, which he had registered as "estamps.com." On June 14, 1999, the U.S. District Court granted a preliminary injunction requiring Mr. Lahoti to refrain from using his Web site in connection with Internet postage and to place a disclaimer identifying that his Web site is not associated with E-Stamp Corporation. We are seeking damages and a permanent injunction in connection with this matter. Mr. Lahoti has denied the material allegations and has set forth his affirmative defenses.

Item 2.   Changes In Securities and Use of Proceeds

     On July 26, 1999, we granted a warrant to a lender to purchase up to 48,496 shares of Common Stock at $8.25 per share, as adjusted for our stock dividend.

     On August 3, 1999 and August 10, 1999, we issued an aggregate of 2,928,521 shares of our Series C Preferred Stock to accredited investors, including a number of our existing preferred and common stockholders, for an aggregate offering price of $30,193,051.

     On August 10, 1999, we granted a warrant to our placement agent for our Series C Preferred Stock financing to purchase up to 21,235 shares of Series C Preferred Stock at $10.31 per share.

     From July 1, 1999 to September 30, 1999, we granted options to purchase an aggregate of 1,717,000 shares of common stock to our directors, executive officers, employees and consultants at a weighted exercise price of $3.29 per share, as adjusted for our stock dividend. During that same period, options to purchase 1,354,000 shares were exercised at an aggregate exercise price of $1.27 per share, as adjusted for our stock dividend.

     In August 1999, we granted stock bonuses of an aggregate of 187,500 shares of common stock to one of our executive officers and one of our directors, and we granted an option to purchase 62,500 shares of common stock at an exercise price of $6.88 per share to one of our directors, in each case as adjusted for our stock dividend.

     On September 10, 1999, we issued an aggregate of 726,745 shares of our common stock to Deutsche Post International B.V. and 1. T-Telematik Venture Beteiligungsgesellschaft mbH at a purchase price of $6.88 per share, as adjusted for our stock dividend. On September 10, 1999, these two investors also paid an aggregate of $168 for warrants to purchase 83,855 shares of common stock at an exercise price of $0.01 per share, as adjusted for our stock dividend. These warrants were exercised on September 10, 1999.

     We expect to use the proceeds from these sales of securities for general corporate purposes, principally working capital, capital expenditures, potential acquisitions and additional sales and marketing efforts. We currently have no commitments or agreements for acquisitions of complementary businesses, products or technologies. Pending use of the net proceeds of the sale of Series C Preferred Stock and our recent initial public offering, we intend to invest the net proceeds in interest-bearing, investment-grade securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

     During the period from June 30, 1999 through September 30, 1999, we submitted several matters to our security holders for action by written consent. The following is a brief description of the matters voted upon and a statement of the number of votes cast for and against and the number of abstentions. There were no broker non-votes with respect to any matter.

1. To approve the Amended and Restated Certificate of Incorporation, to be effective after the closing of the Company's initial public offering:

       Common Stock:     FOR: 7,439,785 AGAINST: 0 ABSTAIN: 6,689,526
       Preferred Stock:  FOR: 9,161,616 AGAINST: 0 ABSTAIN:   454,905

2.  To approve the Amended and Restated Bylaws:

       Common Stock:     FOR: 7,439,785 AGAINST: 0 ABSTAIN: 6,689,526
       Preferred Stock:  FOR: 9,161,616 AGAINST: 0 ABSTAIN:   454,905

3. To approve an increase in the number of shares of common stock reserved for issuance under our 1996 Stock Option and Restricted Stock Plan:

       Common Stock:     FOR: 7,439,785 AGAINST: 0 ABSTAIN: 6,689,526
       Preferred Stock:  FOR: 9,161,616 AGAINST: 0 ABSTAIN:   454,905

4.  To approve and adopt the 1999 Stock Plan:

       Common Stock:    FOR: 7,439,785 AGAINST: 0 ABSTAIN: 6,689,526
       Preferred Stock: FOR: 9,161,616 AGAINST: 0 ABSTAIN:   454,905

5.  To approve and adopt the 1999 Director Option Plan:

       Common Stock:    FOR: 7,439,785 AGAINST: 0 ABSTAIN: 6,689,526
       Preferred Stock: FOR: 9,161,616 AGAINST: 0 ABSTAIN:   454,905

6.  To approve and adopt the 1999 Employee Stock Purchase Plan:

       Common Stock:    FOR: 7,439,785 AGAINST: 0 ABSTAIN: 6,689,526
       Preferred Stock: FOR: 9,161,616 AGAINST: 0 ABSTAIN:   454,905

7. To approve certain indemnification agreements to be entered into between the Company and its officers and directors:

       Common Stock:    FOR: 7,439,785 AGAINST: 0 ABSTAIN: 6,689,526
       Preferred Stock: FOR: 9,161,616 AGAINST: 0 ABSTAIN:   454,905

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following exhibit is filed herewith.

          27.1   Financial data schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the nine months ended September 30, 1999.

                                   Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  November 22, 1999


                                    /s/ Anthony H. Lewis, Jr.
                             ---------------------------------------------
                              Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)