Form 10-K
period 1999-12-31
E STAMP CORP
filed 2000-03-30
CIK 1092917

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the Fiscal Year Ended December 31, 1999

                                      or

    [_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934
     For the Transition Period from                   to

                        Commission File Number: 0-27417

                              E-Stamp Corporation

            (Exact name of Registrant as specified in its charter)

                     Delaware                                          76-0518568
         (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                         Identification Number)

  850 Saginaw Drive, 2nd Floor, Redwood City, CA                         94061
     (Address of principal executive office)                           (zip code)

      Registrant's telephone number, including area code: (650) 474-5800

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange
               Title of each class                                On which registered
               -------------------                               ---------------------
                       None                                               None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 par value
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 20, 2000 as reported on the National Market of The Nasdaq Stock Market, was approximately $250,827,817. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 20, 2000, registrant had outstanding 39,162,732 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on or about May 12, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   The Business section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors" commencing on page 28.

                                    PART I

Item 1. BUSINESS

                                   BUSINESS

Overview

   We provide an Internet postage service that enables users to purchase, download and print postage directly from their personal computers. The postage can be printed directly onto envelopes, labels or documents using standard laser or inkjet printers, 24 hours a day, seven days a week, without the need to remain connected to the Internet. Customers can buy the software and hardware components needed to use our Internet postage service through our online store at www.e-stamp.com, over the telephone, through catalogs or at office supply stores and computer superstores. Our Internet postage service is based upon our E-Stamp software, our secure postage hardware device that enables the storage on the user's desktop of up to a maximum of $500 of postage as currently allowed under U.S. Postal Service regulations, and a U.S. Postal Service address verification CD-ROM. Our Internet postage software and hardware currently sells for a suggested retail price of $49.99. We may from time to time offer our software and hardware at a discounted price or free of charge in connection with promotional arrangements with third parties. We charge a 10% convenience fee when Internet postage is purchased, with a minimum fee of $4.99 and a maximum fee of $24.99 per purchase. We may from time to time modify the pricing of our services in connection with promotional arrangements with third parties, including the use of a maximum monthly charge for convenience fees. We also offer for sale mailing and postage related consumables and peripheral devices, including an Internet postage scale, labels, window envelopes and a label printer, each manufactured by third parties with whom we have established relationships.

   We received approval from the U.S. Postal Service on August 9, 1999 for commercial release of our Internet postage service, and since that date have been providing our service nationally. Our commercial roll-out is currently limited to 100,000 customers. The U.S. Postal Service will evaluate our service when we obtain approximately 100,000 customers. The U.S. Postal Service has not informed us whether it will continue to impose a limitation on the number of our customers following this evaluation, and we will continue to be subject to U.S. Postal Service regulations. As a result, the U.S. Postal Service could continue to require periodic reviews before authorizing greater numbers of customers. Our Internet postage service is targeted at small business, small office and home office users. To help build our brand awareness and accelerate the adoption of our Internet postage service, we have formed marketing and distribution relationships with industry leaders. We currently have marketing relationships with Microsoft, Yahoo!, eBay, Excite@Home, America Online, Intuit, Compaq, EarthLink, Francotyp-Postalia, Sunbeam Corporation's Pelouze Scale Co. division and Avery Dennison.

INDUSTRY BACKGROUND

 THE INTERNET AND ELECTRONIC COMMERCE

   The Internet has emerged as a global medium for communications, information and commerce. With over 125 million users at the end of 1998, which is expected to grow to approximately 500 million users by 2003, as estimated by International Data Corporation, the Internet is dramatically changing how businesses and other users communicate and share information. The Internet has also created new opportunities to conduct commerce, including business-to-business electronic commerce, which enables organizations to streamline business processes, lower operating costs and improve productivity. According to Forrester Research, business-to-business electronic commerce is expected to grow from an estimated $43 billion in 1998 to approximately $1.3 trillion in 2003, accounting for more than 90% of the dollar value of electronic commerce in the United States. Due to the Internet's convenience and accessibility, businesses are increasingly using the Internet for a wide variety of operations, such as buying office supplies, and may benefit from emerging trends, such as buying postage over the Internet.

 THE POSTAGE INDUSTRY

   According to the U.S. Postal Service's 1998 annual report, the total postage market in the U.S. was approximately $60 billion in 1998. Further, the U.S. Postal Service processed over 197 billion pieces of mail, or an estimated 41% of the total worldwide mail shipments. Of the $60 billion U.S. postage market, approximately $38 billion was represented by postage stamps and postage meters, which are primarily used for first class, priority and express mail, with the remaining $22 billion consisting of permit and other mail services. Keenan Vision, an independent research firm, estimates that first class, priority and express mail usage will grow to approximately $46 billion by the year 2002. In addition, the worldwide private market for mail and parcel delivery which does not require postage from governmental entities includes services such as Federal Express and United Parcel Service.

 THE EMERGENCE OF INTERNET POSTAGE

   In 1995, the U.S. Postal Service announced the introduction of the Information Based Indicia Program. The Information Based Indicia Program is a certification program that authorizes third party vendors to sell digital postage that users purchase over the Internet and print from a personal computer using ordinary laser or inkjet printers. Internet postage consists of a two dimensional bar code containing an encrypted digital signature that makes each digital stamp unique and is intended to lower the occurrence of postal fraud.

 THE GROWTH OF SMALL BUSINESSES, SMALL OFFICES AND HOME OFFICES AND THEIR POSTAGE AND INTERNET USAGE

   The United States has a large and growing number of small businesses, small offices and home offices. According to International Data Corporation, there were 44.6 million small businesses, small offices and home offices in the U.S. in 1998, which is expected to grow to 57.6 million by 2002. Of the 44.6 million small businesses, small offices and home offices in 1998, International Data Corporation estimates that 37.3 million were home offices,
5.7 million were small businesses with less than ten employees and 1.6 million were small businesses with more than ten employees. Further, International Data Corporation estimates that small businesses, small offices and home offices accounted for $3.7 billion of electronic commerce in 1998 and will account for $69.7 billion of electronic commerce in 2002. In addition, small businesses, small offices and home offices are typically identified with the following characteristics:

  . limited amount of time and resources, resulting in the desire for services that simplify business processes; and

  . self sufficient and "do-it-yourself" entrepreneurs who are willing to adopt new technologies that save time and increase flexibility.

   Postage Usage. Small businesses, small offices and home offices generally conduct an essential part of their communications with suppliers and customers through the postal system, including letters and packages that require expedited delivery. Despite the relative importance of postage usage, small business, small office and home office use of postage meters is low, and using a postage meter is not generally cost-effective for their needs. Based on a 1999 survey from International Data Corporation, 80% of small businesses/small offices with 10 employees or less did not use a postage meter. When the total cost is computed, including lease fees for both the postage meter and scale, which approximate $25 per month, postage meter resetting fees and proprietary consumables such as ink cartridges, which approximate another $25 per month, small businesses, small offices and home offices pay a significant premium to traditional postage stamps. In addition, leasing a postage meter typically has required a multi-year lease lock-in period.

   Internet Usage. As the Internet helps simplify business processes, small businesses, small offices and home offices have become more willing to rely on its functionality to improve their businesses. Accordingly, there has been increased adoption of the Internet by small businesses, small offices and home offices, as the following statistics indicate:

  . International Data Corporation estimates that 56% of U.S. home offices in 1998 had Internet access, and that this percentage will reach 72% by 2002; and

  . for U.S. small businesses, International Data Corporation estimates that approximately 50% had Internet access in 1998. This amount is expected to increase to 67% by 2002.

   Despite the increasing prevalence of Internet access, most small businesses, small offices and home offices are constrained by limited bandwidth Internet connections. International Data Corporation estimates that:

  . approximately 80% of small businesses, small offices and home offices with Internet access use dial-up modems, usually at 28.8 or 33.6 kilobytes per second, to connect to the Internet;

  . only 2.2% of small businesses, small offices and home offices with Internet access use a broadband connection, which provides faster access but the availability of which is limited; and

  . approximately 71% of small businesses, small offices and home offices in 1998 shared their modem lines with another device such as a telephone or fax machine, which necessitates being connected to the Internet only when performing required business functions.

   Given the rapid adoption of the Internet and the high postage usage by small businesses, small offices and home offices, a substantial opportunity exists to provide an automated method for purchasing, downloading and printing postage. We believe the attractiveness of Internet postage services for the small business, small office and home office user will depend upon the service's ability to:

  .  enhance accessibility to postage, at any time of day;

  . eliminate the costly time spent travelling to and waiting at the post office;

  . automate business processes through integration with existing business software programs;

  . be easy to use and flexible to meet the small business, small office and home office user's preferences;

  .  enable the tracking and reporting of postage usage;

  . provide cost savings and faster mail delivery versus traditional postage solutions; and

  . leverage a user's existing investment in personal computers, printers and software.

THE E-STAMP SERVICE

   We provide an Internet postage service that enables our customers to purchase and download postage over the Internet directly into a secure, silver-dollar size postage device, and then to print the purchased postage from their personal computers at any time without the need to remain connected to the Internet. We have leveraged our customer-centric focus and 26 issued patents to create a service that offers convenience and flexibility to small business, small office and home office users. To help build our brand awareness and accelerate the adoption of our Internet postage service, we have formed marketing and distribution relationships with industry leaders. In addition, our Internet postage service is tightly integrated with popular business computer programs, such as Microsoft Word and Outlook.

   We believe our desktop Internet postage service provides the following benefits to small business, small office and home office users:

   Enhanced Flexibility. With our Internet postage service, small business, small office and home office users receive the benefits of buying and downloading postage online, with the flexibility of printing postage while connected or disconnected from the Internet. Our service is tailored to most small business, small office and home office users, who are unable to, or desire not to, stay continuously connected to the Internet due to shared connections and access via slow dial-up modems;

   Convenient Access. Our Internet postage service provides unlimited, convenient access to postage from the computer desktop, 24 hours a day, seven days a week. Small business, small office and home office users can purchase, download and print postage with their personal computer, thereby avoiding common inconveniences such as running out of postage and waiting in long lines at the post office;

   Tight Integration. Our Internet postage service is tightly integrated with popular software applications, such as Microsoft Word and Outlook and Intuit QuickBooks 2000, to enable small business, small office and home office users to conveniently print postage while using their most commonly used software programs;

   Variety of Postage Options. Our Internet postage service enables small business, small office and home office users to print professional looking addresses and postage on envelopes, labels or directly on correspondence, with the postage printed in any denomination. Further, our service enables small business, small office and home office users to print a variety of postage types, including first class, priority mail, express mail and parcel post; and

   Simple and Secure. The components needed to use our Internet postage service can be installed in minutes and include instructions and an intuitive user interface. Further, our service is designed to provide small business, small office and home office users the highest level of security and data integrity as their databases of addresses are stored locally, rather than uploaded to a remote server. In addition, we enable the accurate tracking and reporting of postage purchases and usage, thereby limiting employee misuse.

Growth Strategy

   Our objective is to be the leading provider of Internet postage services. Key elements of our growth strategy include the following:

 Enter into Marketing and Distribution Relationships with Industry Leaders to Quickly Acquire Customers

   Our strategy includes entering into marketing and distribution relationships with industry leaders to rapidly acquire customers, build brand recognition and accelerate the adoption of our Internet postage service. We have entered into marketing or distribution relationships with Microsoft, eBay, Yahoo!, Excite@Home, America Online, Compaq, EarthLink, Intuit, Francotyp-Postalia, Dymo-CoStar, Tension Envelope, Avery Dennison and Sunbeam's Pelouze division. We have also entered into distribution agreements with Ingram Micro, Digital River and Linkshare. Entering into these relationships with well-known and trusted names in the Internet, computer hardware and software, and business supply industries enable us to leverage these third parties' installed customer bases, distribution channels and marketing expertise, and facilitate the adoption, usage and accessibility of our Internet postage service. We expect to enter into additional marketing and distribution relationships as our business grows and we expand our portfolio of products and services.

 Initially Focus on the Large and Growing Small Business, Small Office and Home Office Market

   We are initially focusing on the small business, small office and home office market due to its attractive characteristics, which include:

  . a large and growing number of small business, small office and home office users;

  .  high personal computer penetration;

  .  predominant Internet usage via dial up modems over shared data lines;
     and

  .  heavy reliance on postage, yet underserved by traditional services.

   We have conducted extensive qualitative and quantitative research on small business, small office and home office users, and have tailored our Internet postage service to meet their needs.

 Build and Promote Our Brand

   We intend to aggressively build our customer base by increasing awareness of the E-Stamp brand. We believe that associating our brand with businesses with whom we have marketing and distribution relationships and high quality services is important to the expansion of our customer base. As we grow in size, we intend to invest in building brand awareness through a variety of marketing and promotional techniques, both independently and in conjunction with third parties. We intend to promote our brand through television, print and radio advertising, and online banner advertising through marketing relationships with high traffic Web sites. We also plan to generate brand recognition through viral marketing, which involves the prominent display of our logo and Web site address on our Internet postage.

 Leverage Our Technology Platform and Expertise to Develop A Family of Internet Postage Services

   We intend to leverage our customer-centric focus, scalable electronic commerce platform and our patent portfolio to develop a family of Internet postage services for the high volume mailer and corporate enterprise and for the low volume individual consumer. We intend to offer an intranet-based service to the corporate market, through the integration of our technology into enterprise applications and high speed mail processes, thus enabling corporate users to print conveniently and efficiently large amounts of Internet postage for bulk mailings and other corporate purposes. We also plan to develop an Internet browser-based service, that will enable a user to purchase and store Internet postage directly on our secure electronic commerce server and print from their local printer. We plan to continue to develop other services that enable users to take advantage of their existing investments in computing infrastructure and the Internet, and will continue to invest in and focus our technology development efforts on increasing online transaction efficiency, reliability and security.

 Pursue Multiple and Recurring Revenue Streams

   We intend to leverage our brand, electronic commerce capabilities and infrastructure to develop incremental revenue opportunities from a broader customer base, including the corporate enterprise and small and medium-sized businesses. These opportunities include the following:

   Sale of Postage Related Consumables and Peripherals. Through our Web site, we offer mailing-related consumables, such as labels and envelopes, and peripherals, such as mechanical scales, personal computer-enabled digital scales and label printers. We have created a patented window envelope, and have entered into marketing and distribution relationships with third party vendors of integrated scales and other postage supplies.

   Authenticated Document Market. We intend to capitalize on our expertise in secure payment processing and the printing of authenticated documents to offer other products and services that can be purchased over the Internet and printed from the desktop, such as tickets and gift certificates.

 Pursue International Internet Postage Opportunities

   We believe that there are significant opportunities in international markets for our Internet postage service. In particular, we believe our Internet postage service is suited for many international markets because users pay for connecting to the Internet based on usage time and thus are seeking services that can reduce expensive connection time. Unless and until foreign postage authorities create a certification process and recognize information-based indicia postage, our Internet postage service will not be able to address international markets.

Our Internet Postage Service

   Our Internet postage service enables users to purchase postage over the Internet, download the postage quickly and efficiently into a secure, silver-dollar size postage device, and to print the postage at any time from the desktop directly onto envelopes, labels or documents using standard laser or inkjet printers. We target today's small business, small office and home office users, most of whom usually connect to the Internet on modems at speeds of 28.8 or 33.6 kilobytes per second. Our service enables users to store postage on their desktop, thereby allowing them to print postage at their convenience rather than requiring a reconnection to the Internet each and every time they want to print postage.

   We received U.S. Postal Service approval to begin to sell our Internet postage service nationally in August 1999. The software and hardware components needed to use our Internet postage service are currently available through our Web site and through a toll-free telephone number.

 Installation

   The installation process can be completed in a matter of minutes through the use of a CD-ROM. The E-Stamp Internet postage package includes all the components needed to use our Internet postage service and to connect to www.e-stamp.com for the purchase of more postage, receipt of software updates, or to access postal information. In addition to our software, our Internet postage package also includes our silver-dollar size, secure postage device that connects onto the back of a personal computer. The secure postage device stores the postage and connects between the parallel port and printer cable.

 Printing Postage

   The following three steps are involved in using our Internet postage service.

   Step 1: Buy It. The user can purchase Internet postage without ever leaving the home or office, 24 hours a day, seven days a week. The user connects to our electronic commerce server using a standard Internet connection and then chooses the amount of Internet postage, up to the $500 maximum storage value allowed by the U.S. Postal Service, depending on their particular needs and usage patterns. The Internet postage is then downloaded and stored onto the Internet postage device.

   Step 2: Print It. After choosing the medium on which to print the Internet postage, whether directly onto a letter or using an envelope or label, the user selects the destination address. The addresses are either read directly from the user's current address database or can be entered with our software. In either case, the addresses are verified with the Address Matching System from the U.S. Postal Service contained on CD-ROM at the user's desktop, and the amount of postage related to the item being sent is calculated. The user then selects the printer device and prints the Internet postage.

   Step 3: Mail It. The user then drops the professionally posted letters and packages in the mail or schedules a priority mail pickup from the U.S. Postal Service.

 ADDITIONAL FEATURES

   In addition to providing the means to purchase, download and print Internet postage, we have created other features that enhance the usability of our Internet postage service.

   Business Application Integration. We have tightly integrated our Internet postage software with the following leading software applications:

  . Microsoft Word -- Upon installation, our Internet postage software integrates tightly with Microsoft Word, with our E-Stamp icon appearing in the Microsoft Word tool bar, so users can print postage without leaving the application;

  . Microsoft Outlook -- Our software allows users to access addresses in Outlook without leaving the E-Stamp application; and

  . Intuit QuickBooks 2000 -- Users of QuickBooks 2000 are able to sign up for the E-Stamp Internet postage service and access our Internet postage application without leaving the QuickBooks 2000 application.

   Address Software Functionality. Our Internet postage service enables users to print Internet postage using their existing mailing databases, and is compatible with eight types of contact managers and word processing, accounting and e-mail software applications. Further, addresses are stored on the user's personal computer with our Internet postage service, negating any need to upload confidential information to a shared server.

   Variety of Printing and Mailing Options. Users can choose from 16 different types of envelopes, labels, air bills and postcards, as well as simply printing postage directly onto letters and using our patented windowed envelopes. Customers can use our Internet postage for a number of U.S. Postal Service mailing options, including first class, priority mail and express mail for guaranteed overnight delivery and parcel post.

   Tracking and Reporting. Our Internet postage software includes a function that allows users to track postage usage, including recipient address, time and amount.

   Integrated Scale. We have teamed with Sunbeam's Pelouze division to offer an integrated scale that automatically weighs the letter or package being sent to correctly calculate the postage required, thus reducing over-posting.

   Internet Postage Supplies. We also provide postage supplies, such as labels and envelopes, which we have designed to be compatible with our Internet postage service. The sale of these postage supplies requires U.S. Postal Service approval and we have obtained the necessary approvals for our labels and envelopes.

MARKETING AND DISTRIBUTION RELATIONSHIPS

   We believe that market penetration, brand awareness and adoption of our Internet postage service in the early stages is critical to our success. Thus, we continually focus on enhancing the breadth and depth of market penetration and offering our customers the most convenient access to our Internet postage service. To achieve these goals, we have established a strategy of entering into marketing and distribution arrangements with industry leaders in markets related to the Internet; computer hardware and software; postage; shipping; and business supplies. These relationships allow us to leverage those industry leaders' installed customer bases, distribution channels and marketing expertise to facilitate the adoption, usage and accessibility of our Internet postage service.

   Microsoft. In July 1999, we entered into an agreement with Microsoft for promotion of our service on the Microsoft Office Update Web site. Our agreement with Microsoft contains exclusive elements, although Microsoft is not prohibited from entering into an agreement with other Internet postage providers. Exclusive elements of our agreement with Microsoft during the term of the agreement include permanent placement on the home page of the web site, co-marketing and/or co-funding of marketing activities, Internet postage launch support and inclusion in editorial content on the web site. The initial term of our agreement with Microsoft is one year, although the agreement is terminable on 60 days prior notice. In November 1999, we entered into an agreement with Microsoft for promotion of our service on the Microsoft Network. This agreement contains exclusive elements including placements on bCentral, MSN's small business site, and banner advertising in MSNBC's small business site. The initial term of this agreement is one year, although the agreement is terminable on 60 days prior notice. We have also integrated our Internet postage software with Microsoft Word and Microsoft Outlook. Microsoft is also one of our equity investors.

   eBay. In December 1999, we entered into an agreement with eBay for promotion of our service on the eBay website. eBay is the leading Internet online listing and trading service, with over 10 million registered users and, according to Media Metrix, approximately 10 million unique visitors each month to its website, representing approximately 6% of all daily Internet traffic. Under the agreement, E-Stamp will be featured on and integrated into areas of the eBay website, and eBay users will be allowed to access E-Stamp services and purchase supplies through a co-branded website. Additionally, eBay and E-Stamp will jointly develop promotions targeting eBay's PowerSellers. During the term of the agreement, eBay has agreed to not promote the services or directly link to the websites of other Internet postage competitors. The initial term of the agreement expires on December 9, 2002.

   Yahoo!. In May 1999, we entered into an advertising and promotion agreement with Yahoo!. Yahoo! is the leading Internet guide in terms of traffic, household and business user reach, and is one of the most recognized brands associated with the Internet. Under this agreement, Yahoo! users will have direct access to the E-Stamp services from within the Yahoo! Postal Center. Yahoo! has agreed to display E-Stamp banners when any of 20 key words are entered into the Yahoo! search engine including the key words "postage" and "stamps." During the term of the agreement, Yahoo! has agreed to not display banners, sponsorships or other forms of advertising of Internet postage competitors on the Yahoo! Postal Center or within Yahoo Small Business property and to not display or co-brand content from competitors in the Yahoo! Postal Center. The initial term of the Yahoo! agreement expires December 31, 2000.

   Excite@Home. In August 1999, we entered into a binding letter of intent with Excite@Home to provide direct access to our service across Excite@Home's @Work division. This nonexclusive relationship is designed to provide early broadband adopters with access to our service through the @Work site. As part of this relationship, our service offering may be integrated into @Work's portfolio of products and services. During the term of the agreement, other Internet postage companies are not to be included in sponsorship areas or in the @Work small business post office area. This service launched in the fall of 1999. Excite@Home also is one of our equity investors.

   America Online. In November 1998, we agreed to become a tenant in America Online's new Postage Services Center, which features direct links to our Web site where America Online members can purchase our Internet postage service. As part of the nonexclusive agreement, America Online has agreed to promote our service until May 2000 with banner advertisements across several of America Online's branded properties, including CompuServe, AOL.com and Digital City. Additionally, in October 1999 we entered into an agreement with America Online to become an anchor tenant in the Shop@AOL channel. Through this agreement E-Stamp will be featured in the Home Office & Business and Computing areas. The agreement expires in August 2000.

   Intuit. In September 1999, we entered into an agreement with Intuit Inc., a leading provider of financial software. Under this agreement, users of Intuit's QuickBooks software will have access to our service directly from within the QuickBooks software program. In addition, Intuit has agreed to market and promote our service through Intuit's existing small business channels, including the QuickBooks.com newsletter and the QuickBooks.com website. During the term of this agreement so long as we meet its performance criteria, Intuit has agreed not to market, promote or distribute Internet postage products of our competitors in connection with the marketing, promoting and selling of the QuickBooks software products. The initial term of the Intuit agreement expires December 31, 2001.

   Compaq. In June 1998, we entered into a nonexclusive agreement with Compaq to help accelerate the adoption of Internet postage. Under this agreement, Compaq will market our Internet postage service as part of the online services available to owners of their Prosignia line of personal computers, targeted at the small business market and sold through their broad sales channels, and will offer our Internet postage service through Compaq's Web site in exchange for which we have agreed to pay Compaq royalties. The Compaq agreement has an initial term that expires in June 2001. Compaq also is one of our equity investors.

   Francotyp-Postalia. In August 1999, we entered into a non-exclusive marketing and distribution agreement with Francotyp-Postalia, Inc., the U.S. division of Francotyp-Postalia AG & Co., an international market leader in modern office equipment and services for mail processing. Under this agreement, Francotyp-Postalia has agreed to offer our Internet postage service through its Web site. Additionally, we intend to leverage Francotyp-Postalia's established distribution channels and existing customer base to distribute our service. Francotyp-Postalia also is one of our equity investors.

   Avery Dennison. In July 1999, we entered into a non-exclusive relationship with Avery Dennison that includes sales, marketing and distribution agreements. Under this agreement, our Internet postage service is being promoted exclusively in packages of Avery labels and other printable supplies. Additionally, we offer a free sample pack of Avery PC Postage Labels to our new customers. We sell these labels in our online supplies store.

   Sunbeam Corporation's Pelouze Division. In February 1999, we entered into a marketing and sales agreement with Signature Brands, Inc., a subsidiary of Sunbeam Corporation, the leading manufacturer and distributor of postal scales. We are leveraging Sunbeam's already established distribution channels and promote our service with a special Pelouze Internet Postage Scale for sale in retail, mail order and contract stationery channels. Additionally, the scale, which is designed to work exclusively with our Internet postage service, is available to our customers through our online supplies store. During the term of the agreement, Sunbeam has agreed not to bundle a scale with a competitor's Internet postage product in the U.S. and we have agreed not to bundle our service with another manufacturer's integrated scale.

   Tension Envelope Corporation. In March 1999, Tension Envelope agreed to become our exclusive supplier for our patented window envelopes. These patented window envelopes, which we sell through our online supplies store, feature a special "window" for Internet postage and will save our customers time by eliminating several steps from the mail preparation process. The U.S. Postal Service has approved this envelope for distribution.

   EarthLink. In June 1999, we entered into a non-exclusive agreement with EarthLink, a leading Internet service provider. Under this agreement, we and EarthLink have developed a co-branded postal center accessible to EarthLink's more than 1.3 million users from their personal start pages and elsewhere in the EarthLink network. Beginning in early 2000, our software demo will be included on EarthLink's Total Access start-up CD, which is distributed to over 4 million individuals and small businesses. Additionally, EarthLink has agreed to make our Internet postage service available for purchase through EarthLink's mall and to place banner advertisements for our Internet postage service in their service. In addition, EarthLink has agreed to place an advertisement for our service in each issue of its user magazine. The initial term of our agreement with EarthLink expires in August 2000.

   Dymo-CoStar. In July 1999, we entered into a marketing and distribution agreement with Dymo-CoStar, a leading manufacturer of specialty label printers, related software and supplies. Our agreement with Dymo-CoStar provides for bundling of a promotional demonstration of our software with many Dymo-CoStar printers. Additionally, Dymo-CoStar jointly promotes our service in retail channels, promotes us to its existing customer base, and plans to integrate support for our service directly into its printer software. Although Dymo-CoStar is not prohibited from entering an agreement with other Internet postage providers, under the agreement, Dymo-CoStar has agreed not to bundle promotional materials of our competitors with Dymo-CoStar label products. The U.S. Postal Service has approved Dymo-CoStar's specialty label printer and related labels for sale.

   In addition to the sales and marketing agreements described above, in September 1999, we signed a nonbinding letter of intent with Deutsche Post AG, Europe's largest letter services and logistics company, and a nonbinding letter of intent with an affiliate of Deutsche Telekom AG, Europe's largest telecommunications company. In each of these letters of intent, we agreed to negotiate proposed business relationships involving joint marketing, distribution and technology development. Any party can terminate negotiations under these letters of intent at any time, and there is no assurance that any binding agreement or business relationship with Deutsche Post AG or Deutsche Telekom AG or any affiliate will ever develop.

ACQUISITION OF CUSTOMERS

   The initial focus of our Internet postage service is on the large and growing small business, small office and home office markets. We have established relationships with leading Internet, computer and business supply companies to distribute our Internet postage service through channels most frequented by small business, small office and home office users. In addition, we are leveraging those third parties' established customer bases, marketing efforts and distribution channels to build brand recognition, accelerate adoption and increase product accessibility. Our plan is to also promote and extend our brand by conducting ongoing public relations campaigns and developing affiliation and affinity programs.

   Product Distribution. Our Internet postage product is available through all standard distribution channels in order to increase product availability and accelerate the adoption of Internet postage. Specifically, our Internet postage product is available through the following:

  . Retail -- We have identified and secured distribution agreements with top retail accounts to expand the market for our Internet postage product since small business, small office and home office users typically purchase a substantial portion of their office supply needs from these sources. These retailers, such as Best Buy, CompUSA, CDW and Staples, have been selected based on the demographics of their customer base, their experience selling computer products to small business customers, and their experience selling office supplies and mailing-related products. We access traditional and online retailers through Ingram Micro, one of the nation's largest computer and computer-related product distributors. We plan to access additional online retailers through our relationship with Digital River, an online distributor, and our relationship with LinkShare, a provider of affiliate marketing services.

  . Direct Marketing and Mail Order -- We also offer our products directly from our online store at www.e-stamp.com and through our toll-free telephone number, as well as through major Internet and mail order software resellers, both online and catalog-based.

  . Direct Sales -- We have hired a direct sales force to sell our Internet postage products to corporations and purchasing organizations, focusing primarily on vertical markets such as insurance, mortgage, real estate, brokerage, medical, dental, legal and other business associations. We intend to enter into co-branding and co-marketing arrangements with industry leaders in these markets, and to integrate our Internet postage product with key software applications commonly used in these markets.

  . Software Integration and Bundling Arrangements -- We plan to distribute our Internet postage product as part of a software integration and bundling arrangement with Kewill Electronic Commerce, a leading provider of multi-carrier shipping compliance software to small and medium sized enterprises.

   Promotional Bundling Arrangements. We have entered into distribution agreements with industry leading PC hardware, printer, scale and consumables companies to bundle promotions for our Internet postage service in selected products, which enables us to leverage these third parties' installed customer base, distribution channels and marketing experience.

   Affiliate and Affinity Programs. We have established an extensive affiliate program with sites that target small offices and home offices and we will offer other revenue-sharing opportunities for affiliates who promote or provide links to our products from their Web site. The first of our affiliate program relationships is with LinkShare, which has a network of Web sites that access the online merchants marketed by LinkShare. In addition, we plan to extend promotional offers to trade associations with substantial small business, small office and home office membership.

   Online and Offline Advertising. We currently have marketing relationships in place with some of the top Internet sites, and we intend to enter into marketing relationships with additional high traffic sites in the future. We will also target specific customer segments through the use of varied online banner advertisements. Further, we utilize various offline forms of advertising, such as television, print, radio and other targeted publications that focus on specific attractive markets for our service.

   Viral Marketing Programs. The U.S. Postal Service has granted us permission to include our Web site address and our logo on each Internet postage that is printed. We have developed our Internet postage digital stamp to prominently display our logo and Web site address to further develop our brand recognition and accelerate the acquisition of new customers through referrals.

U.S. POSTAL SERVICE INFORMATION BASED INDICIA PROGRAM CERTIFICATION PROCESS

   The U.S. Postal Service approved our Internet postage service under its Information Based Indicia Program in August 1999. The Information Based Indicia Program is a U.S. Postal Service initiative committed to creating new, convenient, electronic access to postage for mailing customers. Through the Information Based Indicia Program, the U.S. Postal Service delivers a higher level of convenience and security to customers with established performance and evaluation criteria for personal computer postage products.

   For vendors of Internet postage, approval under the Information Based Indicia Program includes a standardized, ten-stage certification process prior to commercial release. Information Based Indicia Program participants must receive U.S. Postal Service authorization at each stage of the certification process to proceed to the next stage. The second to last stage is a three phase beta test, which includes customers sending mail through the mail system. The final stage before commercial release is vendor product approval, which represents formal approval to begin selling Internet postage nationally. The significant steps in the certification process and the time commitment required of a potential Information Based Indicia Program vendor creates a significant barrier to entry for competitors in the U.S. Internet postage market.

   The Information Based Indicia Program certification process includes the following stages:

      1. Letter of intent                6. U.S. Postal Service address matching system
      2. Non-disclosure agreement       7. Product submission/testing
      3. Operational concept            8. Product infrastructure tests
      4. Software documentation         9. Beta test approval (three phases)
      5. Provider infrastructure plan  10. Vendor product approval (national distribution)

   Upon receipt of U.S. Postal Service certification, Information Based Indicia Program vendors begin national distribution in accordance with approved quantities and distribution channels. Each approved vendor's commercial roll- out is initially limited to 10,000 customers, with expanding numbers of customers based upon successful evaluations by the U.S. Postal Service. We recently received authorization from the U.S. Postal Service to expand our commercial roll-out to 100,000 customers.

COMPETITION

   We received U.S. Postal Service approval to commercially release our Internet postage service on August 9, 1999 and began providing our service on that date. We believe that our Internet postage service is well positioned to compete in the small business, small office and home office market, which consists of small businesses, small offices and home offices, because of our tight integration with software applications and our advantages in bandwidth-constrained environments. We also compete with providers of traditional postage products, such as stamps sold by the U.S. Postal Service, and services such as Federal Express and United Parcel Service. In addition to providers of traditional postage products and services, we compete with three other Information Based Indicia Program vendors, Neopost, Pitney Bowes and Stamps.com, who have all initiated the certification process with the U.S. Postal Service. As of December 31, 1999, Stamps.com and Neopost were approved for commercial release by the U.S. Postal Service. While the market for Internet postage is new, we expect that competition will further increase once Internet postage products become widely available and generally accepted.

   While we believe our Internet postage service provides significant benefits over traditional postage methods, especially for the small business, small office and home office market, we expect to continue to also compete with traditional postage methods such as stamps and metered mail. Postage meters are typically paid for on a monthly lease, require significant investments in additional supplies such as ink cartridges, charge a premium for postage and are subject to tampering and theft. There can be no assurance that customers will change their current postage purchasing habits and switch to Internet postage products. The failure of a commercially viable number of users to switch to Internet postage would significantly harm our business, financial condition and results of operations.

   We may not be able to maintain a competitive position against current or future competitors as they enter the Internet postage market in which we compete. This is particularly true with respect to competitors with greater financial, marketing, service, support, technical, intellectual property and other resources than us. Our failure to maintain a competitive position within our market could seriously harm our business, financial condition and results of operations. We believe that the principal competitive factors in the Internet postage market include:

  .  U.S. Postal Service product certification;

  .  brand recognition;

  .  integration with other software applications;

  .  convenience;

  .  ease of use;

  .  service availability and reliability;

  .  price;

  .  security; and

  .  marketing and distribution relationships.

TECHNOLOGY

   We have leveraged our technologies, including our desktop software, postage application programming interface, Internet postage device, patented window envelope, and systems infrastructure, in order to create a comprehensive service that meets our customers' needs and fulfills the U.S. Postal Service's certification requirements.

   Desktop Software. Our desktop software enables users to print Internet postage offline without maintaining a persistent Internet connection. The software is designed to interface with our proprietary postage device to print the recipient's address and Internet postage in one step onto envelopes, labels and documents. The recipient's address can be selected using the built-in support for many popular applications, including Microsoft Word and Outlook, without the user having to upload data over the Internet or separately type the address. This is a significant advantage over other Internet postage products which require the user to type in or import addresses from other software packages and force them to keep multiple copies of the same address synchronized across multiple address books. In addition, the software has a built-in electronic software update feature which automatically updates postage rates and the software itself ensuring that each customer always has the most current version of our software. The software includes a postage application programming interface which enables other software vendors to integrate their software with our software.

   Postage Application Programming Interface. We built our software from the ground up so that it can be integrated as a component of other software applications. This means virtually any software application can be "postage-enabled" to print Internet postage onto envelopes, labels or documents. Through this technology, our software can be tightly integrated with popular business applications.

   Internet Postage Device. We have developed a proprietary Internet postage device that securely stores the postage value our customers buy. The postage device connects to a personal computer's parallel port between the personal computer and the printer. The postage device enables our users to print postage without the need to remain connected to the Internet because account balances are stored on the device, not on a remote server. The postage device is also secure and tamper-resistant, disabling itself if anyone attempts to open or tamper with it. Our Internet postage device has been tested by the National Institute of Standards and Technology and certified as Federal Information Processing Standard 140-1 compliant at security levels 3 and partially 4. Overall security was reviewed by a Cryptographic Equipment Assessment Laboratory and Internet Security was reviewed by ISS Group, a leading Internet security company.

   Patented Window Envelope. We have developed and patented a special window envelope that has an additional window in the upper right corner for postage. This enables postage to be printed directly on documents, folded in thirds and inserted into one of our envelopes. They are a significant time-saver because they eliminate the need to separately prepare an envelope or label.

   Systems Infrastructure. Our systems have been designed to be scalable as our business grows and to allow for rapid deployment of our Internet postage service. As the quantity of purchases or number of users accessing our systems increases, we have developed our systems to incrementally grow through the necessary additions. Our systems are based on the Microsoft Windows NT, Transaction Server and SQL Server environment. For our Web site, we utilize Javascript and Active Server Pages.

FUTURE PRODUCT DEVELOPMENT

   We are currently developing an Internet browser-based service that will be targeted at broad-band enabled users. As estimated by Forrester Research, broadband access was only utilized by 2% of online users in 1998, but will increase to 26% in 2002. Once broadband connections become more prevalent and customers have dedicated Internet access, our browser-based service will be positioned to meet the needs of this base of users. The browser-based service will enable a user to purchase and store Internet postage directly on our secure electronic commerce server and print from their local printer. We are also developing browser-based products for electronic commerce transactions, such as on-line ticketing and gift certificates.

COMPANY HISTORY

   Prior to September 1996, we conducted operations as Post N Mail, L.L.C., a Texas limited liability company formed in April 1994. From April 1994 until the September 1996 merger with E-Stamp, Post N Mail engaged in discussions with the U.S. Postal Service regarding non-traditional postal services and, as use of the Internet became more prevalent, focused upon the development of our Internet postage service. In September 1996, Post N Mail was merged into E-Stamp Corporation, a Delaware corporation. Following the merger, we continued to develop our Internet postage service which entered the U.S. Postal Service's three-phase beta test certification process in March 1998 and received final U.S. Postal Service approval on August 9, 1999.

EMPLOYEES

   As of December 31, 1999, we employed 157 full-time people, including 36 in engineering, 56 in operations, 8 in customer service and support, 34 in sales, marketing and business development, and 23 in general and administrative functions. Based on our growth plans, we anticipate hiring a significant number of employees over the next 12 months. From time to time, we employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

INTELLECTUAL PROPERTY

   We regard our technology as proprietary and attempt to protect it by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We have been issued 26 U.S. patents and have 14 patent applications pending. Our issued patents expire between 2010 and 2016. We consider patents to be a significant part of our intellectual property, and we believe they will remain so for the foreseeable future. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We are in the process of pursuing the registration in the U.S. for a number of our trademarks and service marks, and we cannot assure you that any of these trademark registrations will be issued or that if they are issued that we will be able to successfully enforce them. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available over the Internet, and policing unauthorized use of our proprietary information is difficult. Despite efforts to protect our intellectual property rights, we face substantial uncertainty regarding the impact that other parties' intellectual property positions will have on the Internet postage market.

   In particular, Pitney Bowes has sent formal comments to the U.S. Postal Service asserting that intellectual property of Pitney Bowes would be infringed by products meeting the requirements of the Information Based Indicia Program's specifications. Furthermore, in June 1999, Pitney Bowes filed a lawsuit in the U.S. District Court against us alleging infringement of Pitney Bowes patents. For a discussion of claims by Pitney Bowes and risks associated with intellectual property, please refer to "Risk Factors-- Intellectual property infringement claims, including claims asserted by Pitney Bowes against us, could prevent or hinder our ability to sell Internet postage" and "--Legal Proceedings."

                EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

   The following table sets forth our executive officers' and directors' ages and positions as of December 31, 1999.

 NAME                                   AGE POSITION
 ----                                   --- --------
 Robert H. Ewald....................... 52  President, Chief Executive Officer
                                             and Director
 Anthony H. Lewis, Jr. ................ 46  Vice President and Chief Financial
                                             Officer
 Nicole Eagan.......................... 35  Senior Vice President, Marketing
                                             and Sales
 Martin Pagel.......................... 37  Chief Technology Officer
 Thomas J. Reinemer.................... 39  Vice President, International
 Edward F. Malysz...................... 39  Vice President, General Counsel
                                             and Secretary
 Marcelo A. Gumucio.................... 62  Chairman of the Board
 John V. Balen(1)...................... 39  Director
 Thomas L. Rosch(2).................... 37  Director
 Michael Leitner....................... 34  Director
 Adam Wagner(1)........................ 41  Director
 Rebecca Saeger(2)..................... 44  Director
 Robert J. Cresci(1)................... 56  Director
 Jerry Gramaglia(2).................... 44  Director

--------
(1) Member of Audit Committee

(2) Member of Compensation Committee

   Robert H. Ewald has been our President and Chief Executive Officer since February 1999 and has been a Director since January 1999. From July 1996 to July 1998, Mr. Ewald held various executive positions at Silicon Graphics, Inc., a manufacturer of computer workstations, servers and supercomputers, most recently as Executive Vice President and Chief Operating Officer. From August 1984 to June 1996, Mr. Ewald held various management and executive positions with Cray Research, Inc., a manufacturer of high performance computers, including President and Chief Operating Officer. Before joining Cray Research, Inc., Mr. Ewald led the Computing and Communications Division of the Los Alamos National Laboratory and was responsible for providing computing and communications services to government customers nationwide between 1980 and 1984. Mr. Ewald is currently a director of Ceridian, Inc., an information technology services company, and a member of the President's Information Technology Advisory Committee chartered by the White House. Mr. Ewald received his B.S. in civil engineering from the University of Nevada and his M.S. in civil engineering from the University of Colorado.

   Anthony H. Lewis, Jr. has been our Vice President and Chief Financial Officer since July 1999. From October 1995 to July 1999, Mr. Lewis held various management positions at Quantum Corporation, a manufacturer of computer storage devices, most recently as Vice President of Finance, Treasurer. From 1986 to October 1995, Mr. Lewis held various management positions at Tandem Computers, Inc., a manufacturer of computers, including Vice President, Corporate Financial Controller. Mr. Lewis received his A.B. in economics from Harvard College and his M.B.A. from Harvard Business School.

   Nicole Eagan has been our Senior Vice President, Marketing and Sales since July 1999 and previously served as our Vice President, Marketing and Business Development from May 1996. From 1993 to May 1996, Ms. Eagan held various positions with Oracle Corporation, a manufacturer of systems software and business applications software, including Director, Strategic Marketing, Director, Channel Marketing for Global Business Alliances Group and Director, Server Product Marketing for Oracle 7. Ms. Eagan received her B.S. in marketing from Montclair University in New Jersey.

   Martin Pagel has been our Chief Technology Officer since October 1998 and previously served as our Vice President, Engineering and Chief Architect from July 1996. From January 1988 to June 1996, Mr. Pagel held various management and engineering positions at Microsoft Corporation, a manufacturer of software products, including Technical Manager, Operations for its Internet and electronic commerce strategies and Program Manager for the design of the Windows 2000 Active Directory. Mr. Pagel was also involved in the formation of Microsoft Consulting Services in Europe. Mr. Pagel received his degrees in business and computer science from the Technical University in Braunschweig, Germany.

   Thomas J. Reinemer has been our Vice President, International since March 1999 and previously served as our Vice President, Operations from August 1996. From May 1995 to July 1996, Mr. Reinemer was Senior Director of Strategic Marketing and Development at Oracle Corporation, a manufacturer of systems software and business applications software, where he was responsible for developing and implementing Oracle's partner strategies. From January 1994 to May 1995, Mr. Reinemer was International Business Development Manager at Microsoft, a manufacturer of software products, where he played a leading role in the launch and expansion of Microsoft's International BackOffice business. Mr. Reinemer also held various management positions at Novell Germany, a provider of network software between 1989 and 1995. Mr. Reinemer received his degrees in electronic processing and in industrial electronic processing equipment from the Friedrich Ebert Technical College in Wiesbaden, Germany.

   Edward F. Malysz has been our Vice President, General Counsel and Secretary since June 1999. From July 1993 to June 1999, Mr. Malysz held various legal positions with Silicon Graphics, Inc., a manufacturer of computer workstations, servers and supercomputers, most recently serving as Senior Corporate Counsel. From August 1988 to July 1993, Mr. Malysz was a transactional lawyer with the law firm of Berliner Cohen. From August 1982 to December 1984, Mr. Malysz was a certified public accountant with Arthur Young & Company, an accounting firm. Mr. Malysz received his B.A. in economics from the University of California, Santa Barbara and J.D. from Santa Clara University.

   Marcelo A. Gumucio has served as Chairman of the Board since November 1998. Mr. Gumucio is Managing Partner of Gumucio, Burke and Associates, a private investment firm which he co-founded in 1992. From April 1996 to July 1997, Mr. Gumucio was Chief Executive Officer of Micro Focus PLC, an enterprise software provider. He also served as a member of the Micro Focus' board of directors from January 1996. Before joining Micro Focus, Mr. Gumucio was President and Chief Executive Officer of Memorex Telex NV between 1992 and 1996. Mr. Gumucio currently serves on the board of directors of BidCom, Inc., Digital Island and Burr Brown Corporation and serves as Chairman of the boards of WebSentric and NetFreight. Mr. Gumucio received his B.S. in mathematics from the University of San Francisco and M.S. in applied mathematics and operations research from the University of Idaho. Mr. Gumucio is also a graduate of the Harvard Business School Advanced Management Program.

   John V. Balen has served on the Board of Directors since July 1998. Mr. Balen joined Canaan Partners, a national venture capital investment firm, in September 1995 where he is currently a general partner. From June 1985 to June 1995, Mr. Balen served as Managing Director of Horsley Bridge Partners, a private equity investment management firm. Mr. Balen currently serves on the board of directors of Intraware and Commerce One. Mr. Balen received his B.S. in electrical engineering and M.B.A. from Cornell University.

   Thomas L. Rosch has served on the Board of Directors since September 1997. Mr. Rosch joined InterWest Partners in January 2000 where he is currently general partner and managing director. InterWest Partners is a Silicon Valley-based venture capital firm that invests in information technology and health care companies. Previously, Mr. Rosch was a partner at AT&T Ventures from December 1996 to January 2000. AT&T Ventures is an independent venture capital fund that invests in information technology companies. Prior to AT&T Ventures, Mr. Rosch served as a senior member of The Boston Consulting Group from November 1989 to November 1996. Mr. Rosch currently serves on the board of directors of Veridicom, Inc. and Signio. Mr. Rosch received his A.B. in government and philosophy from Harvard University and J.D./M.B.A. from Stanford University.

   Michael Leitner has served on the Board of Directors since January 2000. Mr. Leitner is a Director of Corporate Development for Microsoft Corporation, a manufacturer of software products, and has held this position since July 1998. From August 1994 to March 1998, Mr. Leitner served as a Vice President in the Technology Mergers and Acquisitions Group of Merrill Lynch, an investment bank. Mr. Leitner currently serves on the board of directors of divine interVentures, Inc. Mr. Leitner received his B.A. in economics from the University of California, Los Angeles and M.B.A. from the University of Michigan.

   Adam Wagner has served on the Board of Directors since November 1996. Mr. Wagner is the founder in principal of Neo Ventures, LLC, a privately held investment firm, since its formation in September 1999. From June 1992 until September 1999, Mr. Wagner served as Vice President, Investments at Wagner & Brown, Ltd., a closely-held oil and gas investment company. Mr. Wagner currently serves on the board of directors of PFS Thermoplastics, Inc., SeaSound, LLC and iSong.com, inc. Mr. Wagner received his B.S. in geology from the University of Oklahoma and M.B.A. from the University of Southern California.

   Rebecca Saeger has served on the Board of Directors, since September 1999. Since June 1997, Ms. Saeger has served as Executive Vice President of Brand Marketing for VISA U.S.A., a provider of payment products and services. From June 1991 to May 1997, Ms. Saeger served in various positions at Foote, Cone & Belding San Francisco, an advertising agency, including Senior Vice President, Group Management Supervisor and Director of Account Management. From June 1980 to April 1991, Ms. Saeger worked at Ogilvy and Mather New York, an advertising agency, where she held a variety of positions, including most recently, Senior Vice President, Group Director. Ms. Saeger received her B.A. from Muhlenberg College and M.B.A. from the Wharton School of Business, University of Pennsylvania.

   Robert J. Cresci has served on the Board of Directors since October 1999. Since 1990, Mr. Cresci has served as a Managing Director of Pecks Management Partners Ltd., which specializes in managing portfolios of public and private convertible securities for institutional clients. Mr. Cresci is a graduate of the United States Military Academy at West Point and received an MBA from Columbia University.

   Jerry Gramaglia has served on the Board of Directors since October 1999. Mr. Gramaglia is the Chief Marketing Officer of E*Trade Group, Inc., a financial services company, and has held this position since June 1998. From March 1997 to June 1998, Mr. Gramaglia served as Vice President, Marketing of the Consumer division of Sprint Corporation, a telecommunications company. From November 1994 to January 1997, Mr. Gramaglia was Chief Marketing Officer of Taco Bell Corp., a subsidiary of PepsiCo, a manufacturer of beverage products. Mr. Gramaglia received his B.A. from Denison University.

Classified Board

   Our certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors will be elected each year. Robert H. Ewald, Thomas L. Rosch and Robert J. Cresci have been designated Class I directors whose terms expire at the 2000 annual meeting of stockholders. Marcelo A. Gumucio, Adam Wagner and Jerry Gramaglia have been designated Class II directors whose terms expire at the 2001 annual meeting of stockholders. Michael Leitner, John V. Balen and Rebecca Saeger have been designated as Class III directors whose terms expire at the 2002 annual meeting of stockholders. This classification of the board of directors may delay or prevent a change in control of our company or in our management.

   Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

Board Committees

   We established an audit committee and a compensation committee in July
1998.

   Our audit committee currently consists of Messrs. Balen, Wagner and Cresci. The audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent auditors.

   Our compensation committee currently consists of Messrs. Rosch and Gramaglia and Ms. Saeger. The compensation committee reviews and recommends to the board of directors the compensation and benefits of our employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Prior to establishing the compensation committee, the board of directors as a whole performed the functions delegated to the compensation committee. No member of the board of directors or the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

DIRECTOR COMPENSATION

   Except for our Chairman of the Board, we do not currently compensate our directors in cash for their service as members of the board of directors, although we reimburse our directors for expenses in connection with attendance at board of director and compensation committee meetings. We currently pay Marcelo Gumucio $10,000 per month for his service as Chairman of the Board. Under our stock option plan, directors are eligible to receive stock option grants at the discretion of the board of directors or other administrator of the plan. During 1999, the board granted options to purchase an aggregate of 50,000 shares to Rebecca Saeger at an exercise price per share of $6.88, granted options to purchase an aggregate of 40,000 shares to Jerry Gramaglia at an exercise price per share of $18.9375 and granted Marcelo Gumucio a stock bonus of 62,500 shares.

ITEM 2. PROPERTIES

   Our headquarters are currently located in a leased facility in San Mateo, California, consisting of approximately 25,000 square feet of office space. The office space is under 15 month sublease which will expire in June 2000. We also sublease an additional 20,700 square feet of office space in Redwood City, California. This sublease has a three year term expiring in December 2002. We recently entered into a lease for approximately 92,300 square feet of office space in Mountain View, California. The lease has an eighty-five month term expiring on April 30, 2007. We do not anticipate a need for additional office space during 2000.

ITEM 3. LEGAL PROCEEDINGS

   On June 10, 1999, Pitney Bowes filed suit against us in the U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that we are infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. One week later, Pitney Bowes filed a similar complaint against one of our competitors, Stamps.com, alleging infringement of two of the seven Pitney Bowes patents alleged in the E-Stamp complaint. On July 30, 1999, we filed our answer to Pitney Bowes' complaint in which we deny all allegations of patent infringement and assert affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, we also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with E-Stamp's business relations based, in part, upon our allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and businesses from investing and entering into agreements with E-Stamp. Our suit seeks compensatory and treble damages, injunctive relief and recovery of attorney's fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of E-Stamp's affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims; E- Stamp's response to the motion was filed on October 20, 1999. The U.S. District Court for the District of Delaware held a hearing on November 18, 1999, regarding Pitney Bowes' motion, but as of the date hereof, a decision has not been rendered. We are continuing to investigate the claims against us as well as infringement by Pitney Bowes of our patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future.

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

   On May 10, 1999, in U.S. District Court, E-Stamp obtained a temporary restraining order against Dave Lahoti ordering Mr. Lahoti to refrain from using his Web site, which he had registered as "estamps.com." On June 14, 1999, the U.S. District Court granted a preliminary injunction requiring Mr. Lahoti to refrain from using his Web site in connection with Internet postage and to place a disclaimer identifying that his Web site is not associated with E-Stamp Corporation. On February 7, 2000, the U.S. District Court found Mr. Lahoti in contempt of the preliminary injunction, and ordered Mr. Lahoti to transfer to E-Stamp administrative control of the domain name "estamps.com" and to pay to E-Stamp attorney's fees and costs incurred by E-Stamp in connection with the contempt order. We are seeking damages and a permanent injunction in connection with this matter. Mr. Lahoti has denied the material allegations and has set forth his affirmative defenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on The Nasdaq Stock Market's National Market under the symbol "ESTM" since our initial public offering on October 8, 1999. The following table sets forth, for the periods indicated, the range of the high and low sale prices for our common stock as reported on The Nasdaq Stock Market's National Market.

           Quarter                                               High     Low
           -------                                               ----     ---
     Fiscal Year Ended December 31, 1999:
       Fourth Quarter (from October 8, 1999)................... $39.250 $18.000
     Fiscal Year Ended December 31, 2000:
       First Quarter (through March 20, 2000).................. $23.063 $ 8.563

   The last reported sale price of our common stock on The Nasdaq Stock Market's National Market was $10.625 on March 20, 2000. As of March 20, 2000, there were 39,162,732 shares of common stock outstanding that were held of record by approximately 568 stockholders.

   We commenced our initial public offering on October 8, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-85359) which was declared effective by the Securities and Exchange Commission on October 8, 1999. The Company sold an aggregate of 8,050,000 shares of Common Stock in our initial public offering at an initial price to the public of $17.00 per share. Our initial public offering has terminated and all shares have been sold. The managing underwriters of our initial public offering were Donaldson, Lufkin & Jenrette, Banc of America Securities LLC, Deutsche Banc Alex. Brown and DLJdirect Inc. Aggregate proceeds from our initial public offering were $136,850,000, which includes $17,850,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments.

   We paid underwriters' discounts and commissions of $9,580,000 in connection with our initial public offering. The total expenses we paid in our initial public offering were $1,834,000, and the net proceeds to us of our initial public offering were $125,406,000.

   From October 8, 1999, the effective date of the Registration Statement, to December 31, 1999, the ending date of the reporting period, the approximate amount of net offering proceeds used were $31.4 million for general business operations including funding of operating losses generated in the fourth fiscal quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dividend Policy

   We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in connection with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 22.

                                         Year Ended December 31,
                                ----------------------------------------------
                                 1995     1996     1997      1998      1999
                                -------  -------  -------  --------  ---------
                                  (In thousands, except per share data)
Statement of Operations Data
Net revenues..................  $    --  $    --  $    --  $     --  $   1,318
Cost of Sales.................       --       --       --        --     (2,396)
                                -------  -------  -------  --------  ---------
Gross profit (loss)...........       --       --       --        --     (1,078)
Operating expenses:
Research and development......      701    2,387    3,916     5,603     14,024
Sales and marketing...........       96    1,761    1,743     2,722     22,292
General and administrative....      532    1,739    1,748     1,897      8,419
Amortization of deferred stock
 compensation and deferred
 distribution costs...........       --      688      414       858     11,539
                                -------  -------  -------  --------  ---------
    Total operating expenses..    1,329    6,575    7,821    11,080     56,274
                                -------  -------  -------  --------  ---------
Loss from operations..........   (1,329)  (6,575)  (7,821)  (11,080)   (57,352)
Interest income (expense),
 net..........................      (17)     236      143       370      1,942
                                -------  -------  -------  --------  ---------
Net loss......................   (1,346)  (6,339)  (7,678)  (10,710)   (55,410)
Accretion on redeemable
 convertible preferred stock..       --       --     (196)   (1,383)   (2,086)
                                -------  -------  -------  --------  ---------
Net loss attributable to
 common stockholders..........  $(1,346) $(6,339) $(7,874) $(12,093) $(57,496)
                                =======  =======  =======  ========  =========
Net loss per common share
 (basic and diluted)(1).......  $ (0.11) $ (0.51) $ (0.61) $  (0.92) $  (3.32)
                                =======  =======  =======  ========  =========
Weighted average shares
 outstanding (basic and
 diluted).....................   11,933   12,543   12,966    13,075     17,313
Pro forma net loss per common
 share basic and diluted
 (unaudited)(1)...............                             $  (0.57) $  (2.18)
                                                           ========  =========
Shares used in calculation of
 pro forma net loss per common
 share basic and diluted
 (unaudited)(1)...............                               18,753     25,387


                                            As of December 31,
                                ----------------------------------------------
                                 1995     1996     1997      1998      1999
                                -------  -------  -------  --------  ---------
Balance Sheet Data:
Cash and cash equivalents.....  $   190  $ 3,910  $ 4,111  $ 10,217  $ 118,689
Working capital...............      386    3,394    2,398     8,805    124,590
Total assets..................    1,428    4,873    4,763    10,811    136,417
Capital lease, net of current
 portion......................       --       88       38        11         --
Common Stock subject to
 rescission...................       --       31      252       971      2,776
Redeemable convertible
 preferred stock..............       --       --    6,126    23,469         --
Total stockholders' equity
 (deficit)....................      646    4,070   (3,390)  (15,196)   124,554

--------
(1) See Note 10 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in the section titled "Risk Factors" beginning on page 20. You should read the following discussion with the "Selected Financial Data" and our financial statements and related notes included elsewhere in this report.

Overview

   We provide an Internet postage service that enables users to conveniently purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. We pioneered the development of Internet postage, including being one of the first companies to approach the U.S. Postal Service with the idea of printing postage from a personal computer. We have incurred net losses in each quarterly and annual period since our inception, and as of December 31, 1999 we had accumulated aggregate losses of $75.8 million. The quarter ended September 30, 1999 was the first quarter in which we generated revenue. From November 1994 to March 1998, we incurred operating costs primarily related to the development of our Internet postage service in accordance with U.S. Postal Service guidelines and specified criteria. In March 1998, after extensive development and interaction with the U.S. Postal Service, we began the three-phase beta test certification process required by the U.S. Postal Service to qualify Internet postage vendors for commercial distribution of Internet postage under the U.S. Postal Service's Information Based Indicia Program. On August 9, 1999, we received final approval from the U.S. Postal Service for our Internet postage service. On that date, we were the first company to commercially launch a national Internet postage service. During the year ended December 31, 1999, we shipped 46,310 units of our Internet postage product.

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

   The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We expect to continue to incur net losses for the foreseeable future and may never achieve profitable operations. We recognize revenue from an initial software license fee for our Internet postage product, ongoing convenience fees for the purchase of postage over the Internet, and the sale of ancillary postage supplies. Our costs of revenues include the costs of manuals, packaging, the postage device, credit card and electronic funds transfer fees, the address management system, support costs, as well as fulfillment costs, and direct costs from the sale of postage supplies.

   During the year ended December 31, 1999, in connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $23.2 million, representing the difference between the deemed fair value of our common stock on the date such options were granted and the exercise price. Such amount is included as a reduction of stockholders' equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at different dates and results in higher vesting in earlier years than straight-line vesting. We recorded amortization of deferred stock compensation in the amount of $10.6 million during the year ended December 31, 1999. At December 31, 1999, we had a total of $15.3 million remaining to be amortized over the corresponding vesting periods of the stock options. Such amounts related to option grants will be amortized in accordance with our accounting policy over the remaining vesting period of the grants through mid-2003. The anticipated charge in the years 2000, 2001 and 2002 and thereafter are $9.6 million, $4.0 million and $1.7 million, respectively.

   On September 10, 1999, we issued 726,745 shares of its common stock and warrants to purchase an additional 83,855 shares of common stock at an exercise price of $0.01 per share to investors for cash proceeds of $5.0 million. The fair value of the common stock and warrants was deemed by management to be $7.8 million and $1.0 million, respectively.

   In connection with the issuance of common stock and warrants, we and the investors signed non-binding letters of intent to negotiate for a period of up to one year to enter into definitive joint venture, joint marketing, cooperation, or technology development agreements. We recorded the $3.8 million excess of the fair value of the common stock and warrants over the consideration received as deferred distribution costs (contra equity account). The balance is being amortized to expense over the one year period covered by the letter of intent. If it becomes probable that efforts to reach definitive agreements will cease prior to the end of the one year negotiation period, the unamortized balance will be fully expensed at that time. As of December 31, 1999, a binding agreement had not yet been signed.

Results of Operations

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenue. We generate revenue from software license fees, postage convenience fees and sale of postage supplies. Software license fees are amounts paid by end-users and resellers for a perpetual license to our software. Postage convenience fees are amounts paid by end-users for the delivery of postage by us to the end-user. Supplies revenue are amounts paid by end-users for purchase of various postal supplies.

   Revenue for the year ended December 31, 1999 totaled $1.3 million. There was no revenue for the year ended December 31, 1998. Revenue was generated from software license fees, postage convenience fees and sales of postage supplies.

   Cost of Sales. Cost of sales includes costs related to product shipments, including materials, labor and other direct or allocated costs involved in their manufacture or delivery. It also includes cost of customer support services and technical support. Cost of sales for the year ended December 31, 1999 totaled $2.4 million. There were no costs of sales for the year ended December 31, 1998. The gross loss arose as a result of nominal revenues derived from the initial ramp up of the release of our services. We expect that our gross margin will be positive in future periods as our sales volume increases. The foregoing expectation is a forward-looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under the captions "Risk Factors."

   Research and Development. Research and development expenses include expenses for research, design and development of our Internet postage service, expenses related to obtaining patents from the U.S. Patent and Trademark Office, and server and network operations. Research and development expenses increased 150% to $14 million for the year ended December 31, 1999 from $5.6 million for the year ended December 31, 1998. Of the $8.4 million increase in research and development expenses in 1999, $4.9 million of this amount reflected increases in research and development employee headcount, and consulting and contractor expenses. We expect the dollar amount of research and development expenses to increase in future periods to support further development of our Internet postage service and our browser-based service and expenses related to the development of other products and services.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, strategic partner marketing, Web site development, package design, advertising and promotional expenses, and tradeshow expenses. Sales and marketing expenses increased 719% to $22.3 million for the year ended December 31, 1999 from $2.7 million for the year ended December 31, 1998. Of the $19.6 million increase in sales and marketing expenses in 1999, $16.7 million of this amount reflected costs associated with continued development of our marketing campaigns related to the August 9, 1999 launch of our Internet postage service, advertising and strategic partners expenses. The increase also reflected increases in our sales and marketing personnel. We expect the dollar amount of our sales and marketing expenses to increase as we further promote and support the launch our Internet postage service and as we hire additional personnel, continue to promote our brand and add new marketing and distribution relationships.

   General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, depreciation expense and general office expenses. General and administrative expenses increased 344% to $8.4 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998. Of the $6.5 million increase in general and administrative expenses in 1999, $1.9 million related to a one-time non-cash stock compensation charge. An additional $1.8 million of the increase related to legal expenses. The balance reflected increases in administrative staff and other professional services. We expect general and administrative expenses to increase in dollar amount due to further additions in staffing and as we incur additional costs necessary to prepare and manage the infrastructure for business expansion, for legal services and costs associated with being a public company.

   Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $10.6 million for the year ended December 31, 1999, compared to $0.9 million for the year ended December 31, 1998. We recorded aggregate deferred stock compensation of $26.8 million in the period from July 1, 1998 through December 31, 1999 for options awarded to employees with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates.

   Interest Income, Net. Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expenses attributable to equipment leases and any taxes. Interest income, net, increased 425% to $1.9 million for the year ended December 31, 1999 from $0.4 million for the year ended December 31, 1998. The increase in interest income, net, was due to increasing interest earned as a result of increased cash balances resulting from our recent public offering.

 Income Taxes

   As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $38.2 million and $35.8 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2004 and through 2019, if not utilized.

   Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Research and Development. Research and development expenses increased 43% to $5.6 million in 1998 from $3.9 million in 1997. A majority of the increases in research and development expenses in 1998 and 1997 were due to increases in contractor expenses and personnel headcount costs of $900,000 in 1998 and $1.1 million in 1997. We also incurred increases of $800,000 and $400,000 in 1998 for costs of project materials and network operations investments.

   Sales and Marketing. Sales and marketing expenses increased 56% to $2.7 million in 1998 from $1.7 million in 1997. $500,000 of the increase in sales and marketing expenses in 1998 was due to costs related to the continued development of our marketing and branding campaigns, and expenses related to the anticipated launch of our Internet postage service. In addition, this increase reflected increases in our marketing personnel costs of $400,000 and, to a lesser extent, costs incurred for promotional obligations under our first marketing and distribution relationships entered into in 1998.

   General and Administrative. General and administrative expenses increased 9% to $1.9 million in 1998 from $1.7 million in 1997. The increase in general and administrative expenses in 1998 was due primarily to increases in general and administrative staffing and to a much lesser extent professional service costs and general office expenses.

   Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased 107% to $858,000 in 1998 from $414,000 in 1997. We recorded aggregate deferred stock compensation of approximately $3.6 million in 1998 for options awarded to employees with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates.

   Interest Income, Net. Interest income, net, increased 159% to $370,000 in 1998 from $143,000 in 1997. The increase in interest income, net, in 1998 was due to increasing average cash and cash equivalent balances as we received funds from our financing activities in 1998.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $73.9 million in private financings and net proceeds of $125.4 million from our initial public offering. As of December 31, 1999, we had cash and cash equivalents totalling $118.7 million.

   Net cash used in operating activities totaled $48.8 million for the year ended December 31, 1999 and $9.6 million for the year ended December 31, 1998. Cash used in operating activities for each period resulted primarily from net operating losses in those periods.

   Net cash used in investing activities totaled $2.8 million for the year ended December 31, 1999 and $0.3 million for the year ended December 31, 1998. Cash used in investing activities for each period resulted primarily from the acquisition of capital assets, primarily computer and office equipment.

   Net cash provided by financing activities totaled $160.0 million for the year ended December 31, 1999 and $16.0 million for the year ended December 31, 1998. Cash provided by financing activities for each period resulted primarily from issuances of common stock and redeemable convertible preferred stock in 1999, and redeemable convertible preferred stock in 1998.

   We have entered into agreements for online advertising with America Online, Yahoo!, Inc., Microsoft Corporation, Earthlink Operations, Inc., Excite@Home Corporation, Intuit Inc., and eBay Inc. Aggregate noncancelable advertising commitments related to these agreements total approximately $21.8 million and $12.3 million for the years ending December 31, 2000 and 2001, respectively. We could be subject to additional payments under these agreements if advertising exceeds established levels of page views or generates and exceeds established levels of new customers.

   We believe that our current cash balances and cash flows from operations, if any, together with the net proceeds from our 1999 initial public offering will be sufficient to meet our present growth strategies and related working capital and capital expenditure requirements through December 31, 2000. Our current plan contemplates significant increases in spending when compared to our historical expenditures, consistent with the planned growth in our business. We currently intend to use a portion of the proceeds from our recent public offering to satisfy our payment obligations under our rescission offer, if any are required. If all of the holders of the shares and options under our recission offer accept the offer, the Company would be required to make aggregate payments of up to $6.9 million plus statutory interest. We do not expect our payment obligations under our rescission offer to have a material effect on the period of time through which our financial resources will be adequate to support operations. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from this as a result of a number of factors including our plans to fully support the commercial release of our desktop Internet postage service, our introduction of new services and our investments in systems infrastructure and staffing. We may require substantial working capital to fund our business and we may need to raise additional capital prior to this time or thereafter. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to curtail our operations significantly. Raising additional equity capital would have a dilutive effect on existing stockholders.

Impact of Year 2000

   In prior years, we discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. We expensed approximately $250,000 during 1999 in connection with remediating its systems. We are not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101, "Revenue Recognition" ("SAB 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are currently reviewing the SAB and assessing its potential impact upon our operations.

   In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF Issue 00-2, "Accounting for Website Development Costs." The Issue addresses how an entity should account for costs incurred to develop a website. We are currently reviewing EITF Issue 00-2 and evaluating its potential impact upon our financial condition and results of operations.

   In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF Issue 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements that Include the Right to use Software Stored on Another Entity's Hardware." We are currently reviewing EITF Issue 00-3 and evaluating its potential impact upon our financial condition and results of operations.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt Statement of Financial Accounting Standards No. 133 for the year ending December 31, 2001. Statement of Financial Accounting Standards No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, we do not expect the adoption of Statement of Financial Accounting Standards No. 133 to have a material impact on our financial condition or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

 Disclosures About Market Risk

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially as a result of a number of factors including those set forth under the caption "Risk Factors--We have a limited operating history with a history of losses, only began offering our Internet postage service on a commercial basis in August, 1999, expect to incur losses in the future, and may never achieve profitability," and "--We may need additional capital, and failure to obtain such capital could harm our ability to market our Internet postage service and to develop future services."

 Interest Rate Risk

   As of December 31, 1999, we did not have any outstanding short- or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

 Equity Price Risk

   As of December 31, 1999, we did not hold any equity investments.

 Foreign Currency Exchange Rate Risk

   We realize all of our revenues in U.S. dollars, and all of our revenues were derived from customers in the United States. Therefore, we do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

RISK FACTORS

We have a limited operating history with a history of losses, only began offering our Internet postage service on a commercial basis in August 1999, expect to incur losses in the future, and may never achieve profitability.

   We have a very limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We cannot be certain that we will achieve profitability or, if achieved, that we will be able to sustain or increase profitability on a quarterly or annual basis. As of December 31, 1999, we generated revenues of $1.3 million and had an accumulated deficit of $75.8 million. We have incurred increasing losses and had a net loss for the year ended December 31, 1999 of $55.4 million. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We expect to incur increasing sales and marketing, research and development and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

   Timing of commercial release of new products or services by us and our competitors and general economic factors will also affect our long-term financial results. Substantially all of our operating expenses are related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses precede increased revenues, both gross margins and results of operations could be harmed because of increased costs and expenses in the short term. Due to the foregoing factors and the other risks discussed in this document, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations will be below public expectations. In this event, the market price of our common stock is likely to fall.

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

   If we encounter difficulties with continuing compliance with U.S. Postal Service regulations, our ability to distribute or extend the distribution of our Internet postage service could be adversely affected. Any change in the current or future regulatory environment could have an adverse impact on our business and could harm our operating results and profitability.

Our Internet postage hardware device may interfere with the operation of some printers, which may decrease adoption of our Internet postage service and which has in the past resulted in, and may in the future result in, product returns.

   Our secure Internet postage device in some cases interferes with the operation of multifunction printers, which combine printing, faxing, copying and scanning functions and bi-directional printers and, in such cases, may be unable to print postage on these printers. If our recent modifications to our Internet postage software are not successful in resolving the majority of these issues, our ability to market our Internet postage service to users of multifunctional and bi-directional printers may be severely harmed.

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

   We rely upon third parties to market and distribute our Internet postage service. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, if at all, or that we will be able to obtain adequate distribution channels for our service. Our marketing and distribution relationships with third parties, which include providing links to our website and distributing our product through bundling arrangements, may not generate significant traffic on our website or otherwise generate significant interest in our service. Our retail distribution arrangements, which include office supply, computer or other retailers, may not generate significant sales of our Internet postage software. If we are unable to provide adequate distribution channels for our Internet postage service, customers will have difficulty purchasing our product which would severely harm our ability to grow our business. We depend upon the U.S. Postal Service and other delivery services for the delivery of our secure postage device. Strikes or other service interruptions affecting delivery services used by us would have a material adverse effect on our ability to deliver our Internet postage service to our customers.

If we do not achieve broad brand recognition, our ability to attract customers will suffer dramatically.

   We must quickly build our E-Stamp brand to gain market acceptance for our service. If we fail to gain market acceptance for our Internet postage service, our ability to attract customers will be severely harmed. To establish our brand awareness, we must invest substantial resources to develop our products, pursue marketing and distribution relationships, implement marketing initiatives, and provide a high quality experience to our users. We cannot be certain that we will have sufficient resources to build our brand and achieve commercial acceptance of our service.

Subsequent Internet postage services, if successfully developed by us, will require additional U.S. Postal Service approvals that may delay their commercial introduction.

   We have recently begun the U.S. Postal Service approval process for our browser-based service. Our current Internet postage service took approximately 18 months to complete the beta test portion of the U.S. Postal Service's approval process. We cannot assure you of the duration of the approval process for our browser-based or any subsequent service, or that these services will ever be approved by the U.S. Postal Service. Further, we cannot assure you that we will be able to successfully develop our future services in a timely manner or at all. Failure to timely receive U.S. Postal Service approval for our browser-based service or subsequent services could limit our ability to successfully grow our business.

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

If the U.S. Postal Service, the sole supplier of digital certificates for our Internet postage device, is unable to timely meet our commercial supply needs, our ability to expand our customer base will be severely limited and we will lose revenue.

   Under the Information-Based Indicia Program, a digital certificate is required to be issued for each secure Internet postage device. Currently, the U.S. Postal Service is the only approved source of supply of digital certificates. We do not have a guaranteed supply arrangement with the U.S. Postal Service with regard to the supply of digital certificates. If we cannot obtain an adequate supply of digital certificates, we will be unable to timely deliver our Internet postage device to customers and, without the device, customers would be unable to print postage using our Internet postage service. We cannot assure you that the U.S. Postal Service will timely meet our commercial supply needs or that we will have the ability to obtain digital certificates from alternative suppliers in the future.

If the U.S. Postal Service charges us a fee for digital certificates, our gross margins will be adversely impacted.

   The U.S. Postal Service recently invoiced us for fees in connection with digital certificates issued by the U.S. Postal Service to our customers. We have disputed these fees, but it is too early to ascertain the outcome. Should the U.S. Postal Service pursue a claim against us successfully for these fees, our gross margins will be adversely impacted.

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

   Our systems and those hosted by third parties are vulnerable to damage or interruption as a result of fire, flood, power loss, telecommunications failure, software errors or bugs, hardware failures or computer viruses, computer hacking and other acts of misconduct, earthquakes and similar events. Our postage processing systems are located in Northern California, a seismically active region. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite any precautions we may take, problems or system failures at our third party hosted facilities could result in interruptions in our service which could injure our reputation and cause us to lose revenue.

The inability to expand our system's capacity may limit our growth.

   Our inability to add additional software and hardware or to upgrade our technology, transaction processing systems or network infrastructure to timely accommodate increased Web site traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer support and impaired quality of the user's experience on our service and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

The Internet postage market is highly competitive and we may be unable to compete successfully against new entrants and established industry competitors with significantly greater financial resources.

   The market for Internet postage products and services is new, rapidly evolving and intensely competitive. We expect that our primary competitors will include traditional providers of postage products and services, including Pitney Bowes and Neopost, that have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. We will also compete with providers of traditional postage products and delivery services, such as the U.S. Postal Service, Federal Express and United Parcel Service. In addition to providers of traditional postage products and services, we compete with three other Information Based Indicia Program vendors, Neopost, Pitney Bowes and Stamps.com, who have all initiated the certification process with the U.S. Postal Service. Two of these, Stamps.com and Neopost, have been approved for commercial release by the U.S. Postal Service as of December 31, 1999. Many of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. This increased competition may result in reduced operating margins, loss of market share and a diminished brand recognition.

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

WE DEPEND ON KEY PERSONNEL AND ATTRACTING QUALIFIED EMPLOYEES FOR OUR FUTURE SUCCESS.

   Our success depends to a significant degree upon the continued contributions of our executive management team and other senior level financial, technical, marketing and sales personnel. The loss of the services of any of these key employees or members of our senior management team could have a material adverse effect on our business and results of operations. We anticipate that the number of our employees may increase significantly during the current year as we increase our research and development activities and sales and marketing efforts. Our success depends upon our ability to attract and retain additional highly qualified senior management and technical, sales and marketing personnel to support planned growth of our operations. Competition for qualified employees is intense, particularly in the Internet and high technology industries. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. The loss of key personnel or our inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations.

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

WE MAY BE UNABLE TO EFFECTIVELY MANAGE ANY FUTURE ACQUISITIONS OF NEW OR COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGY.

   We may pursue the acquisition of new or complementary businesses, including individual products or technologies, in an effort to enter into new markets, diversify our sources of revenue and expand our services. At present, we have no commitments or agreements for any material acquisitions or investments. To the extent we pursue new or complementary businesses, we may not be able to expand our services and related operations in a cost-effective or timely manner. We may experience increased costs, delays and diversions of management's attention when integrating any new businesses. We may lose key personnel from our operations or those of any acquired business. Furthermore, any new business or service we launch that is not favorably received by users could damage our reputation and brand name. We also cannot be certain that we will generate satisfactory revenues from any expanded services to offset related costs. Any expansion of our operations would also require significant additional expenses, and these efforts may strain our management, financial and operational resources. Additionally, future acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, and the amortization of expenses related to goodwill and other intangible assets, all of which could harm our business, financial condition and operating results.

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

   We require substantial working capital to fund our business. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. We currently anticipate that our available funds, which include the net proceeds of our recent public offering, will be sufficient to meet our anticipated needs for working capital and capital expenditures through 2000. The estimate of the time period during which these proceeds will be sufficient is a forward-looking statement that is subject to risks and uncertainties. Our actual funding requirements may differ materially from this as a result of the number of factors, including our plans to fully support the commercial release and support of our Internet postage service, our development and introduction of new services and our investments in expanding our systems infrastructure and staffing. We may need to raise additional funds prior to the end of 2000 or at a later date.

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

U.S. POSTAL SERVICE REGULATIONS REQUIRE A USER OF OUR INTERNET POSTAGE SERVICE TO PRINT BOTH THE DESTINATION ADDRESS AND THE DIGITAL STAMP.

   U.S. Postal Service regulations require a user of our Internet postage service to print both the destination address and the digital stamp. Users may not take the time to type in destination addresses to print a digital stamp for use with pre-printed payment envelopes. In addition, the digital stamp may be too large to fit on many return envelopes. As a result, users will generally not use our service to print digital stamps for smaller return envelopes.

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

Future sales of our common stock may depress our stock price.

   A substantial number of our shares of common stock will become available for sale on April 6, 2000. Sales of such shares could depress the market price of our common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Disclosures About Market Risk

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially as a result of a number of factors including those set forth under the caption "Risk Factors--We have a limited operating history with a history of losses, only began offering our Internet postage service on a commercial basis in August, 1999, expect to incur losses in the future, and may never achieve profitability." and "--We may need additional capital and failure to obtain such capital could harm our ability to market our Internet postage service and to develop future services."

 Interest Rate Risk

   As of December 31, 1999, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

 Equity Price Risk

   As of December 31, 1999, we did not hold any equity investments.

 Foreign Currency Exchange Rate Risk

   We realize all of our revenues in U.S. dollars, and as of December 31, 1999, as of December 31, 1999, all of our revenues were derived from customers in the United States. Therefore, we do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors......................... 38

Balance Sheets............................................................ 39

Statements of Operations.................................................. 40

Statements of Common Stock Subject to Rescission, Redeemable Convertible
 Preferred Stock and Stockholders' Equity (Deficit)....................... 41

Statements of Cash Flows.................................................. 43

Notes to Financial Statements............................................. 45

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
E-Stamp Corporation

   We have audited the accompanying balance sheets of E-Stamp Corporation as of December 31, 1998 and 1999, and the related statements of operations, common stock subject to rescission, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Stamp Corporation at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 28, 2000

                              E-STAMP CORPORATION

                                 BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                             December 31,
                                                           ------------------
                                                             1998      1999
                                                           --------  --------
ASSETS
Current assets:
 Cash and cash equivalents................................ $ 10,217  $118,689
 Prepaid marketing expenses...............................       --     6,156
 Other prepaid assets.....................................       --     6,222
 Inventory................................................       --     2,120
 Other current assets.....................................      144       490
                                                           --------  --------
Total current assets......................................   10,361   133,677
Property and equipment, net...............................      450     2,740
                                                           --------  --------
Total assets.............................................. $ 10,811  $136,417
                                                           ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable......................................... $     62  $    707
 Accrued liabilities......................................    1,467     8,164
 Deferred Revenue.........................................       --       193
 Current portion of obligations under capital lease.......       27        23
                                                           --------  --------
Total current liabilities.................................    1,556     9,087
Capital lease obligations.................................       11        --

Commitments and contingencies

Common stock subject to recission, $0.001 par value per
 share: 1,974 and 4,279 shares issued and outstanding at
 December 31, 1998 and 1999, respectively.................      971     2,776
Redeemable convertible preferred stock, $0.001 par value
 per share, 12,000 and no shares authorized at December
 31, 1998 and 1999, respectively, issuable in series
 (aggregate liquidation preference of $21,998 and $0 at
 December 31, 1998 and 1999, respectively):
  Series A redeemable convertible preferred stock: 2,500
   and no shares authorized, issued and outstanding at
   December 31, 1998 and 1999, respectively...............    6,746        --
  Series B redeemable convertible preferred stock: 4,188
   and no shares authorized, issued and outstanding at
   December 31, 1998 and 1999, respectively...............   16,723        --

Stockholders' equity (deficit):
 Common stock, $0.001 par value per share: 100,000 shares
  authorized, 12,950 and 34,831 shares issued and
  outstanding at December 31, 1998 and 1999,
  respectively............................................       13        35
 Additional paid-in capital...............................    8,627   222,063
 Notes receivable from employees and officers.............     (653)   (3,540)
 Deferred stock compensation..............................   (2,766)  (15,327)
 Deferred distribution costs..............................       --    (2,850)
 Accumulated deficit......................................  (20,417)  (75,827)
                                                           --------  --------
Total stockholders' equity (deficit)......................  (15,196)  124,554
                                                           --------  --------
Total liabilities and stockholders' equity................ $ 10,811  $136,417
                                                           ========  ========

                            See accompanying notes.

                              E-STAMP CORPORATION

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   Year ended December 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
Net revenues..................................... $    --  $     --     1,318
Cost of sales....................................      --        --    (2,396)
                                                  -------  --------  --------
Gross profit(loss)...............................      --        --    (1,078)

Operating expenses:
 Research and development........................   3,916     5,603    14,024
 Sales and marketing.............................   1,743     2,722    22,292
 General and administrative......................   1,748     1,897     8,419
 Amortization of deferred stock compensation and
  deferred distribution costs....................     414       858    11,539
                                                  -------  --------  --------
Total operating expenses.........................   7,821    11,080    56,274
                                                  -------  --------  --------
Loss from operations.............................  (7,821)  (11,080)  (57,352)
Interest income..................................     157       380     1,979
Interest expense.................................     (14)      (10)      (37)
                                                  -------  --------  --------
Net loss.........................................  (7,678)  (10,710)  (55,410)
Accretion on redeemable convertible preferred
 stock...........................................    (196)   (1,383)   (2,086)
                                                  -------  --------  --------
Net loss attributable to common stockholders..... $(7,874) $(12,093) $(57,496)
                                                  -------  --------  --------
Net loss per common share, basic and diluted..... $ (0.61) $  (0.92) $  (3.32)
                                                  =======  ========  ========
Shares used in computing net loss per common
 share, basic and diluted........................  12,966    13,075    17,313
Pro forma net loss per common share, basic and
 diluted.........................................          $  (0.57) $  (2.18)
                                                           ========  ========

Shares used in computing pro forma net loss per
 common share, basic and diluted (unaudited).....            18,753    25,387


                            See accompanying notes.

                              E-STAMP CORPORATION

   STATEMENTS OF COMMON STOCK SUBJECT TO RESCISSION, REDEEMABLE CONVERTIBLE
                                PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)

                                   REDEEMABLE
                  COMMON STOCK    CONVERTIBLE                               NOTES
                   SUBJECT TO      PREFERRED                              RECEIVABLE
                   RESCISSION        STOCK      COMMON STOCK  ADDITIONAL     FROM       DEFERRED     DEFERRED
                  -------------- -------------- -------------  PAID-IN    EMPLOYEES      STOCK     DISTRIBUTION ACCUMULATED
                  SHARES  AMOUNT SHARES AMOUNT  SHARES AMOUNT  CAPITAL   AND OFFICERS COMPENSATION    COSTS       DEFICIT
                  ------  ------ ------ ------- ------ ------ ---------- ------------ ------------ ------------ -----------
BALANCE AT
DECEMBER 31,
1996............     19    $ 31     --  $    -- 12,940  $13     $6,500      $  --       $  (414)       $--       $ (2,029)
Issuance of
Series A
redeemable
convertible
preferred stock
for cash........     --      --  2,500    5,930     --   --         --         --            --         --             --
Issuance of
common stock for
services........     22     175     --       --     --   --         --         --            --         --             --
Exercise of
stock options...     27      46     --       --     --   --         --         --            --         --             --
Amortization of
deferred stock
compensation....     --      --     --       --     --   --         --         --           414         --             --
Accretion on
redeemable
convertible
preferred
stock...........     --      --     --      196     --   --       (196)        --            --         --             --
Net loss........     --      --     --       --     --   --         --         --            --         --         (7,678)
                  -----    ----  -----  ------- ------  ---     ------      -----       -------        ---       --------
BALANCE AT
DECEMBER 31,
1997............     68     252  2,500    6,126 12,940   13      6,304         --            --         --         (9,707)
Issuance of
Series B
redeemable
convertible
preferred
stock...........     --      --  4,188   15,960     --   --         --         --            --         --             --
Issuance of
notes receivable
from employees
for exercise of
stock options...  1,738     653     --       --     --   --         --       (653)           --         --             --
Issuance of
common stock for
services to
consultants.....     --      --     --       --     10   --         82         --            --         --             --
Exercise of
stock options...    178      70     --       --     --   --         --         --            --         --             --
Shares
repurchased from
employees.......    (10)     (4)    --       --     --   --         --         --            --         --             --
Deferred stock
compensation....     --      --     --       --     --   --      3,624         --        (3,624)        --             --
Amortization of
deferred stock
compensation....     --      --     --       --     --   --         --         --           858         --             --
Accretion on
redeemable
convertible
preferred
stock...........     --      --     --    1,383     --   --     (1,383)        --            --         --             --
Net loss........     --      --     --       --     --   --         --         --            --         --        (10,710)
                  -----    ----  -----  ------- ------  ---     ------      -----       -------        ---       --------
BALANCE AT
DECEMBER 31,
1998 CARRIED
FORWARD.........  1,974    $971  6,688  $23,469 12,950  $13     $8,627      $(653)      $(2,766)       $--       $(20,417)
                      TOTAL
                  STOCKHOLDERS'
                      EQUITY
                    (DEFICIT)
                  -------------
BALANCE AT
DECEMBER 31,
1996............    $  4,070
Issuance of
Series A
redeemable
convertible
preferred stock
for cash........          --
Issuance of
common stock for
services........          --
Exercise of
stock options...          --
Amortization of
deferred stock
compensation....         414
Accretion on
redeemable
convertible
preferred
stock...........        (196)
Net loss........      (7,678)
                  -------------
BALANCE AT
DECEMBER 31,
1997............      (3,390)
Issuance of
Series B
redeemable
convertible
preferred
stock...........          --
Issuance of
notes receivable
from employees
for exercise of
stock options...        (653)
Issuance of
common stock for
services to
consultants.....          82
Exercise of
stock options...          --
Shares
repurchased from
employees.......          --
Deferred stock
compensation....          --
Amortization of
deferred stock
compensation....         858
Accretion on
redeemable
convertible
preferred
stock...........      (1,383)
Net loss........     (10,710)
                  -------------
BALANCE AT
DECEMBER 31,
1998 CARRIED
FORWARD.........    $(15,196)

                            See accompanying notes.

                              E-STAMP CORPORATION

   STATEMENTS OF COMMON STOCK SUBJECT TO RESCISSION, REDEEMABLE CONVERTIBLE
                                PREFERRED STOCK
                AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                (In thousands)

                                    Redeemable                                Notes
                  Common Stock     Convertible                              Receivable
                     Subject        Preferred                                  From
                  to Rescission       Stock        Common Stock  Additional Employees    Deferred     Deferred
                  --------------  ---------------  -------------  Paid-In      and        Stock     Distribution Accumulated
                  Shares  Amount  Shares  Amount   Shares Amount  Capital    Officers  Compensation    Costs       Deficit
                  ------  ------  ------  -------  ------ ------ ---------- ---------- ------------ ------------ -----------
Balance at
December 31,
1998 brought
forward.........   1974   $  971   6,688  $23,469  12,950  $13    $  8,627   $  (653)    $ (2,766)    $    --     $(20,417)
Issuance of
warrants for
bridge loan.....     --       --      --       --      --   --          85        --           --          --           --
Issuance of
Series C
redeemable
convertible
preferred stock,
net of issuance
costs...........     --       --   2,929   28,879      --   --          --        --           --          --           --
Common stock
grants to
executives......     --       --      --       --     188   --       1,800        --           --          --           --
Issuance of
common stock to
strategic
investors.......     --       --      --       --     726    1       8,799        --           --      (3,800)          --
Accretion on
redeemable
convertible
preferred
stock...........     --       --      --    2,086      --   --      (2,086)       --           --          --           --
Conversion of
redeemable
convertible
preferred stock
upon IPO........     --       --  (9,617) (54,434) 12,021   12      54,422        --           --          --           --
Issuance of
common stock
upon IPO, net of
issuance costs..     --       --      --       --   8,050    8     125,398        --           --          --           --
Exercise of
stock options...    560      328      --       --     137   --         198        --           --          --           --
Issuance of
notes receivable
for exercise of
stock options...  2,217    1,668      --       --     669    1       1,413    (3,082)          --          --           --
Repayments of
notes receivable
from employees..     --       --      --       --      --   --          --       168           --          --           --
Shares
repurchased from
employee........   (472)    (191)     --       --      --   --          --        27           --          --           --
Deferred stock
compensation....     --       --      --       --      --   --      23,150        --      (23,150)         --           --
Amortization of
deferred stock
compensation....     --       --      --       --      --   --          --        --       10,589          --           --
Issuance of
common stock for
services by
consultants.....     --       --      --       --       6   --          37        --           --          --           --
Exercise of
warrants........     --       --      --       --      84   --         220        --           --          --           --
Amortization of
deferred
distribution
costs...........     --       --      --       --      --   --          --        --           --         950           --
Net loss........     --       --      --       --      --   --          --        --           --          --      (55,410)
                  -----   ------  ------  -------  ------  ---    --------   -------     --------     -------     --------
Balance at
December 31,
1999............  4,279   $2,776      --  $    --  34,831  $35    $222,063   $(3,540)    $(15,327)    $(2,850)    $(75,827)
                  =====   ======  ======  =======  ======  ===    ========   =======     ========     =======     ========
                      Total
                  Stockholders'
                     Equity
                    (Deficit)
                  -------------
Balance at
December 31,
1998 brought
forward.........    $(15,196)
Issuance of
warrants for
bridge loan.....          85
Issuance of
Series C
redeemable
convertible
preferred stock,
net of issuance
costs...........          --
Common stock
grants to
executives......       1,800
Issuance of
common stock to
strategic
investors.......       5,000
Accretion on
redeemable
convertible
preferred
stock...........      (2,086)
Conversion of
redeemable
convertible
preferred stock
upon IPO........      54,434
Issuance of
common stock
upon IPO, net of
issuance costs..     125,406
Exercise of
stock options...         198
Issuance of
notes receivable
for exercise of
stock options...      (1,668)
Repayments of
notes receivable
from employees..         168
Shares
repurchased from
employee........          27
Deferred stock
compensation....          --
Amortization of
deferred stock
compensation....      10,589
Issuance of
common stock for
services by
consultants.....          37
Exercise of
warrants........         220
Amortization of
deferred
distribution
costs...........         950
Net loss........     (55,410)
                  -------------
Balance at
December 31,
1999............    $124,554
                  =============

                            See accompanying notes.

                              E-STAMP CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year ended December 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
Operating activities
Net loss......................................... $(7,678) $(10,710) $(55,410)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization...................     366       405       502
 Loss on disposal of assets......................      --        65        --
 Amortization of deferred stock compensation.....     414       858    10,589
 Amortization of deferred distribution costs.....      --        --       950
 Stock based compensation........................     175        82     1,837
 Warrants issued in connection with short term
  loan...........................................      --        --        85
  Changes in assets and liabilities:
   Notes receivable from employees and officers..      60        --         4
   Prepaid marketing expenses....................      --        --    (6,156)
   Other prepaid assets..........................      --        --    (6,222)
   Inventory and other assets....................     (14)      (88)   (2,466)
   Current liabilities...........................     957      (172)    7,535
                                                  -------  --------  --------
Net cash used in operating activities............  (5,720)   (9,560)  (48,752)

Investing activities
Purchase of property and equipment...............    (119)     (324)   (2,778)
Sale of short-term investments...................      98        --        --
                                                  -------  --------  --------
Net cash used in investing activities............     (21)     (324)   (2,778)

Financing activities
Repayments of lease obligations..................     (34)      (36)      (29)
Proceeds from issuance of notes payable..........      --       700        --
Repayments of notes payable......................      --      (700)       --
Net proceeds from issuance of redeemable
 convertible preferred stock.....................   5,930    15,960    28,879
Net proceeds from issuance of common stock.......      --        --     5,000
Net proceeds from issuance of common stock in
 Initial Public Offering.........................      --        --   125,406
Net proceeds from exercise of stock options......      46        66       526
Net proceeds from exercise of warrants...........      --        --       220
                                                  -------  --------  --------
Net cash provided by financing activities........   5,942    15,990   160,002
                                                  -------  --------  --------
Net increase in cash and cash equivalents........     201     6,106   108,472
Cash and cash equivalents at beginning of year...   3,910     4,111    10,217
                                                  -------  --------  --------
Cash and cash equivalents at end of year......... $ 4,111  $ 10,217  $118,689
                                                  =======  ========  ========

                              See accompanying notes.

                              E-STAMP CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                          --------------------
                                                          1997  1998    1999
                                                          ---- ------  -------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest..................................  $ 14 $   10  $    37
                                                          ==== ======  =======

SCHEDULE OF NON-CASH FINANCING AND INVESTING
 TRANSACTIONS

Issuance of notes receivable from employees and officers
 for exercise of stock options..........................  $ -- $ (653) $(3,082)
                                                          ==== ======  =======
Issuance of common stock for deferred distribution
 costs..................................................  $ -- $   --  $ 3,800
                                                          ==== ======  =======
Conversion of preferred stock to common stock...........  $ -- $   --  $54,434
                                                          ==== ======  =======
Deferred stock compensation related to grants of stock
 options................................................  $ -- $3,624  $23,150
                                                          ==== ======  =======
Assets acquired under capital lease obligations.........  $ 80 $   --  $    14
                                                          ==== ======  =======


                            See accompanying notes.

                              E-STAMP CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. BACKGROUND AND SUMMARY OF SIGNIFICANT POLICIES

   E-Stamp Corporation, a Delaware corporation, was formed on August 23, 1996. Effective September 1, 1996, Post N Mail, L.L.C., formed on April 26, 1994, was merged (the "Merger") into E-Stamp Corporation (collectively, the "Company" or "E-Stamp"). Upon completion of the Merger, all of the assets of Post N Mail, L.L.C. were acquired by E-Stamp Corporation. The Merger was accounted for as a combination of entities under common control. Each unit of Post N Mail, L.L.C. ownership received 5,000 shares of E-Stamp common stock. The financial statements have been presented to reflect the Merger for all periods presented. The Company began shipping its products in the thrid quarter of 1999 and emerged form the development stage at that time.

 USE OF ESTIMATES

   The Company's management makes estimates and assumptions in the preparation of its financial statements in conformity with generally accepted accounting principles. These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the respective reporting periods. Actual results could differ from those estimates.

 INITIAL PUBLIC OFFERING

   In October 1999, the Company completed an initial public offering of 8,050,000 shares of its common stock to the public, at a price per share of $17.00. The Company received net proceeds from the offering of approximately $125.4 million. Upon the consummation of the Company's initial public offering, all of the then outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock.

 STOCK DIVIDEND

   In September 1999, the Board of Directors declared a stock dividend of one share of common stock on each four shares of outstanding common stock. This dividend resulted in a change in the conversion ratio of the Series A, B and C redeemable convertible preferred stock from one-for-one to 1.25-for-one. All common stock, option and warrant information, weighted average shares, the preferred to common stock conversion ratio and loss per share information has been retroactively restated to reflect the common stock dividend.

 REVENUE RECOGNITION

   The Company currently generates revenue from software license fees, postage convenience fees and the sale of postage supplies.

   Software license fees are amounts paid by end-users and resellers for a perpetual license to the Company's software. The Company's software package allows the end-user to apply for a USPS license. When the Company is notified that the USPS has approved the license, the Company ships a secure internet postage device, necessary for the use of the Company's software, to the end-user. Revenues from software license fees are recognized in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." Revenues from software license fees are recognized when delivery of the secure internet postage device and the software are complete, when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain.

                              E-STAMP CORPORATION

1. BACKGROUND AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

 REVENUE RECOGNITION (CONTINUED)

   Postage convenience fees are amounts paid by end-users for the delivery of postage by the Company to the end-user. The convenience fees are based on the amount of postage ordered by the end-user. Revenues from postage convenience fees are recognized when the postage is downloaded into the secure postage hardware device.

   The Company recognizes revenues related to the postage supplies when the supplies are delivered.

   In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", or SOP 98-9. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not expect the final adoption of SOP 98-9 to have a material impact on its future revenues or results of operations.

 CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents were composed of money market mutual funds and government securities as of December 31, 1998 and December 31, 1999. The Company's cash and cash equivalents are carried at cost which approximates market.

 INVENTORY

   Inventory, consisting principally of compact disks (CDs), user manuals and internet postage devices, are stated at the lower of standard cost (which approximates actual cost) and market.

 PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost. Additions, improvements, and renewals that significantly add to the asset value or extend the life of the asset are capitalized. Expenditures for maintenance and repairs are expensed as costs are incurred.

   Depreciation and amortization, for financial reporting purposes, are provided on the straight-line method based upon the estimated useful lives as follows:

      Computer and other equipment............................ 3 years
      Furniture and fixtures.................................. 3 years
      Leasehold improvements.................................. Life of the lease

   In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company records impairment losses on long-lived assets used in operations when events or circumstances indicate that the carrying amount of the asset exceeds its fair value. If there is impairment in the future, the Company will measure the amount of the loss based on discounted expected future cash flows from the impaired assets. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time. Through December 31, 1999, no impairment indicators have been identified and, therefore, the Company has not recorded any impairment losses.

                              E-STAMP CORPORATION

1. Background and Summary of Significant Policies (continued)

 Property and Equipment (continued)

   Property and equipment held at December 31, 1998 and 1999 were as follows:

                                                                 December 31,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
                                                                      (In
                                                                  thousands)
   Property and equipment:
     Computers.................................................. $1,039  $3,146
     Furniture and fixtures.....................................    165     708
     Leasehold improvements.....................................     --     142
                                                                 ------  ------
                                                                  1,204   3,996
     Accumulated depreciation and amortization..................   (754) (1,256)
                                                                 ------  ------
   Net property and equipment................................... $  450  $2,740
                                                                 ======  ======

 Research and Development

   Research and development costs are expensed as they are incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed" (FAS 86), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of all phases of the detailed product design necessary to establish that the product can be manufactured to meet all design specifications. Costs incurred by the Company between the completion of the detailed product design and the point at which the product is ready for general release have been insignificant. Therefore, through December 31, 1999, the Company has charged all such costs to research and development expense in the period incurred.

Software Development Cost

   Costs of software developed internally by us for use in our operations are accounted for under the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Internal use Software," which the Company adopted on January 1, 1999. Under SOP 98-1, the Company expenses costs of research, including pre-development efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established and its is probable that the project will be completed and the software will be used as intended. No costs related to internal use software have been capitalized through December 31, 1999.


 Advertising Costs

   Advertising production costs are recorded as expense the first time an advertisement appears. The costs of communicating advertising are incurred and expensed as the advertisement is broadcast. All other advertising costs are expensed as incurred. The Company also pays royalties for the promotion of its product. Such royalties are recorded as advertising expense as the royalties are earned. Advertising expense was approximately $0, $156,000 and $6.8 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company also recorded $0 and $6.2 million of prepaid marketing costs in 1998 and 1999, respectively.

                              E-STAMP CORPORATION

1. Background and Summary of Significant Policies (continued)

 Income Taxes

   The Company computes and records income tax in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the liability method is used to calculate deferred taxes.

 Stock-Based Compensation

   In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which the Company adopted in 1996, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for stock options. Under APB Opinion No. 25, if the exercise price of the stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Options granted to consultants are accounted for using the Black-Scholes method prescribed by FAS 123 in accordance with Emerging Issues Task Force consensus No. 96-18. Deferred stock compensation is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at different dates and results in higher vesting in earlier years than straight-line vesting.

 Other Comprehensive Income

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There is no difference in the Company's historical net losses as reported and the comprehensive net losses under the provisions of FAS 130 for all periods presented. Accordingly, the adoption of FAS 130 had no effect on the Company's reported results of operations.

 Segment Reporting

   Effective in January 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has determined that it operates in only one segment. Accordingly, the adoption of SFAS 131 had no impact on the Company's financial statements.

 Concentrations

   The Company relies on one manufacturer for the supply and production of its Internet postage device and upon one single source of supply for digital certificates. The inability of these suppliers to fulfill the Company's supply requirements could negatively impact future results.

   For the year ended December 31, 1999, one customer accounted for $282,300 or 21% of net revenues.

 Effect of New Accounting Standards

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and

                              E-STAMP CORPORATION

1. Background and Summary of Significant Policies (continued)

 Effect of New Accounting Standards (continued)

disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is currently reviewing the SAB and assessing its potential impact upon its operations.

   In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF Issue 00-2, "Accounting for Website Development Costs." The Issue addresses how an entity should account for costs incurred to develop a website. Management is currently evaluating EITF Issue 00-2's impact on the Company's financial condition or results of operations.

   In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF Issue 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements that Include the Right to use Software Stored on Another Entity's Hardware." Management is currently evaluating EITF Issue 00-3's impact on the Company's financial condition or results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company is required to adopt SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

 Reclassifications

   Certain prior-year amounts have been reclassified to conform with the current year's presentation.

2. Accrued Liabilities

   At December 31, 1998 and 1999, Accrued Liabilities is comprised of the following:

                                                                      December
                                                                         31,
                                                                     -----------
                                                                     1998  1999
                                                                     ----- -----
                                                                         (In
                                                                     thousands)
   Accrued payroll and other compensation expenses..................   430 2,810
   Accrued legal expenses...........................................   432 1,302
   Accrued inventory costs..........................................    --   961
   Accrued marketing expenses.......................................    --   342
   Other accrued liabilities........................................   643 2,749
                                                                     ----- -----
                                                                     1,467 8,164
                                                                     ===== =====

3. Borrowings

   On July 12, 1999, the Company entered into a bridge loan financing arrangement with a financial institution under which the Company borrowed $5.0 million under the facility. Amounts borrowed under the arrangement bore interest at a rate of 13% per annum. The outstanding balance was fully repaid in August 1999.

   In connection with this financing, the Company granted the lender warrants to purchase 48,496 shares of common stock with an exercise price of $8.25 per share. These warrants expire in July 2004 and remain outstanding at December 31, 1999. The Company recorded the fair value of these warrants upon issuance of approximately $85,000 as interest expense over the period the loan was outstanding.

   The Company had a letter of credit outstanding amounting to $143,000 as of December 31, 1999,.

                              E-STAMP CORPORATION

4. Redeemable Convertible Preferred Stock

   Redeemable convertible preferred stock at December 31, 1998 was as follows by series (in thousands of shares):

                                                      Authorized  Shares issued
                                                        shares   and outstanding
                                                      ---------- ---------------
   A.................................................    2,500        2,500
   B.................................................    4,188        4,188
   Undesignated......................................    5,312           --
                                                        ------        -----
   Total preferred stock.............................   12,000        6,688
                                                        ======        =====

   In August 1999, the Company issued 2,928,521 shares of Series C redeemable convertible preferred stock at $10.31 per share.

   The redemption price for each share of preferred stock was equal to the respective original issuance price plus a 10% compound annual rate of return. During the period that the preferred stock was outstanding, the carrying amount of all three series of redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount equaled the redemption amount at the redemption date.

   Each share of preferred stock was convertible at the option of the holder into shares of common stock at the then effective conversion ratio. Upon the Company's initial public offering, each outstanding share of preferred stock automatically converted into 1.25 shares of common stock.

5. Stockholders' Equity

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

   In connection with the issuance of common stock and warrants, the Company and the investors signed non-binding letters of intent to negotiate for a period of up to one year to enter into definitive joint venture, joint marketing, cooperation, or technology development agreements. The Company recorded the $3.8 million excess of the fair value of the common stock and warrants over the consideration received as deferred distribution costs (as a contra equity account). The balance is being amortized to expense over the one year period covered by the letter of intent. Amortization of deferred distribution costs amounted to $950,000 for the year ended December 31, 1999. If it becomes probable that efforts to reach definitive agreements will cease prior to the end of the one year negotiation period, the un-amortized balance will be fully expensed. A definitive agreement had not yet been signed as of December 31, 1999.

 1999 Employee Stock Purchase Plan

   In September 1999, the board of directors and shareholders adopted the 1999 Employee Stock Purchase Plan. A total of 500,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 5,000 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial

                              E-STAMP CORPORATION

5. Stockholders Equity (continued)

 1999 Employee Stock Purchase Plan (continued)

offering period commenced on the effectiveness of the initial public offering and will end on the last trading day on or before November 14, 2001. As of December 31, 1999, no shares were issued and outstanding under the 1999 Employee Stock Purchase Plan.

 Stock Option Plans

   Pursuant to the Company's 1996 Stock Option and Restricted Stock Plan, the 1999 Stock Plan, the 1996 Non-Employee Stock Option Plan and the 1999 Director Option Plan (together, the "Plans"), the board of directors or one of its designated committees are authorized to grant incentive stock options or nonstatutory stock options to employees, officers and directors of the Company. During the year ended December 31, 1999, the board of directors terminated the 1996 Stock Option and Restricted Stock Plan and the 1996 Non-Employee Director Stock Option Plan with respect to future grants. As of December 31, 1999, a total of 1,304,000 shares remain available for future grants under the Plans.

   Stock options are limited to ten-year terms, and options granted through December 31, 1999 generally vest at the rate of 25% upon the first anniversary of the grant and 6.25% each quarter thereafter. The exercise price for stock options may not be less than the fair value of the shares on the date of grant for incentive stock options and is subject to the discreation of the committee for nonstatutory stock options. Restricted stock may be granted at no additional cost to recipients. Compensation expense, if any, equal to the fair value of the restricted stock or stock options granted in excess of the purchase or exercise price, is recognized over the related vesting period using the graded vesting method.

   A summary of activity under the Company's Plans is as follows:

                                                         Options Outstanding
                                                       ------------------------
                                              Shares               Weighted-
                                             Available  Number      Average
                                             for Grant of Shares Exercise Price
                                             --------- --------- --------------
                                                 (in thousands, except for
                                                share and per share amounts)
Options outstanding at December 31, 1996....   1,655       824       $4.66
  Authorized................................      --        --          --
  Granted...................................  (1,518)    1,518        0.57
  Exercised.................................      --       (29)       1.60
  Repurchased...............................      --        --          --
  Canceled..................................     224      (224)       5.79
                                              ------    ------

Options outstanding at December 31, 1997....     361     2,089        0.50
  Authorized................................     938        --          --
  Granted...................................  (1,360)    1,360        0.55
  Exercised.................................      --    (1,916)       0.42
  Repurchased...............................      10        --          --
  Canceled..................................     255      (255)       0.41
                                              ------    ------

Options outstanding at December 31, 1998....     204     1,278        0.60
  Authorized................................   5,381        --          --
  Granted...................................  (5,425)    5,425        4.18
  Exercised.................................      --    (3,771)       0.96
  Repurchased...............................     472        --          --
  Canceled..................................     672      (672)       2.03
                                              ------    ------       -----

Options outstanding at December 31, 1999....   1,304     2,260        7.37
                                              ======    ======       =====
Exercisable at December 31, 1999............               121        1.40
                                                        ======       =====

                              E-STAMP CORPORATION

5. Stockholders Equity (continued)

 1999 Employee Stock Purchase Plan (continued)

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                       Options Outstanding                            Options Exercisable
                          ---------------------------------------------- ----------------------------------------------
                             Options        Weighted-                       Options        Weighted-
                          Outstanding at     Average        Weighted-    Outstanding at     Average        Weighted-
                           December 31,     Remaining        Average      December 31,     Remaining        Average
Range of Exercise Prices       1999      Contractual Life Exercise Price      1999      Contractual Life Exercise Price
------------------------  -------------- ---------------- -------------- -------------- ---------------- --------------
                          (In thousands)    (In years)                   (In thousands)    (In years)
$0.20-$0.72.............        566            8.50           $ 0.60          110             8.23           $ 0.49
$1.20-$6.88.............        972            9.55           $ 4.70            9             9.55           $ 8.87
$11.7-$18.9.............        520            9.78           $12.26            2             9.80           $18.94
$21.8-$32.2.............        202            9.97           $28.31           --               --           $   --
                              -----                                           ---
                              2,260            9.45           $ 7.37          121             9.19           $ 1.40
                              =====                                           ===

 Stock-Based Compensation

   During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which became effective for the Company's 1996 fiscal year. FAS 123 requires the Company to disclose the pro forma effect of the method of accounting prescribed in FAS 123, which would generally require the Company to record compensation expense equal to the valuation of a stock option on the grant date.

   The fair value of the Company's stock-based awards to employees prior to the Company's initial public offering in October 1999 was estimated using the minimum value method. Options granted subsequent to the initial public offering have been valued using the Black-Scholes pricing model. In addition, the following weighted average assumptions were used:

                                                    Years ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
   Expected volatility............................      N/A       N/A       2.0
   Expected life of options in years..............      5.5       4.0       3.5
   Risk-free interest rate........................      6.0%      5.0%      6.0%
   Expected dividend yield........................     0.00%     0.00%     0.00%

   For pro forma purposes, the estimated minimum value of the Company's stock-based awards to employees is amortized over the options' vesting period using a graded vesting method. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, net loss and net loss per share would have increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                  Years ended December 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
   Net loss attributable to common stockholders:
     As reported................................. $(7,874) $(12,093) $(57,496)
                                                  =======  ========  ========
     Pro forma................................... $(8,966) $(12,667) $(69,940)
                                                  =======  ========  ========
   Net loss per share (basic and diluted):
     As reported................................. $ (0.61) $  (0.92) $  (3.32)
                                                  =======  ========  ========
     Pro forma................................... $ (0.69) $  (0.97) $  (4.04)
                                                  =======  ========  ========

                              E-STAMP CORPORATION

5. Stockholders Equity (continued)

 Stock-Based Compensation (continued)

   The weighted-average fair value of options granted during 1997, 1998 and 1999 was $0.14, $4.42 and $7.89, respectively.

   The Company recorded deferred stock compensation of approximately $3.6 million and $23.2 million, during the years ended December 31, 1998 and 1999 respectively, representing the difference between the exercise price and the deemed fair value, for financial reporting purposes, of the Company's common stock on the grant date for certain of the Company's stock options granted to officers and employees. In the absence of a public market for the Company's common stock, the deemed fair value was determined by the Company's Board of Directors and was based on the price per share of sales of equity securities to third parties. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using the graded vesting method. Such amortization expense amounted to approximately $0.9 million and $10.6 million for the years ended December 31, 1998 and 1999, respectively.


   In August 1999, the Company granted 187,500 shares of common stock to two Company executives. On the date of grant, the Company recorded approximately $1.8 million of compensation expense.

 Stock Subject to Rescission

   Shares issued and option grants made under the Company's 1996 Employee Plan, 1996 Director Plan and 1999 Stock Plan (the "Plans") may not have qualified for exemption from registration or qualification under federal and state securities laws and therefore may be subject to rescission. The Company plans on commencing a rescission offer for these shares and options in 2000. If all of the holders of these shares and options accept the Company's offer, the Company would be required to make aggregate payments of up to $6.9 million plus statutory interest.

   Under the rescission offer, the Company would be required to make an aggregate payment of approximately $6.3 million plus the aggregate amount of interest thereon for shares acquired through October 1, 1999, if all offerees accept the offer. Offerees who do not accept the rescission offer will, for purposes of applicable federal and state securities laws, be deemed to hold registered shares under the Act which will be freely tradeable in the public market as of the effective date of the registration statement with respect to the rescission stock. The Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock which was not registered under the Act as required. Accordingly, should the rescission offer be rejected by any or all offerees, the Company may continue to be contingently liable under the Act for the purchase price of the rescission stock up to an aggregate amount of approximately $6.3 million plus statutory interest.

   In addition, the Company is unable to rely on the exemption provided by
Section 25102(f) of the California Corporation Code for its options to purchase shares of common stock granted under its 1996 Stock Option and Restricted Stock Plan and our 1996 Non-Employee Director Stock Option Plan. As of October 1, 1999 options to purchase 273,265 shares of common stock at a weighted average exercise price of $6.88 per share were outstanding under our 1999 Stock Plan, options to purchase 1,118,308 shares of common stock at a weighted average exercise price of $0.90 per share were outstanding under the Company's 1996 Stock Option and Restricted Stock Plan and options to purchase 19,062 shares of common stock at a weighted average exercise price of $0.40 per share were outstanding under the Company's 1996 Non-Employee Director Option Plan, all of which options are potentially subject to the rescission, and the Company plans to include them in its planned rescission offer discussed above. Under such rescission offer, the Company could be required to make an aggregate payment of up to approximately $600,000 for such grants.

                              E-STAMP CORPORATION

5. Stockholders Equity (continued)

 Stock Subject to Rescission (continued)

   The Company has reclassified the amounts paid in for outstanding shares subject to rescission outside of permanent equity in the accompanying balance sheets. As of December 31, 1999, the Company is not aware of any claims for rescission.

 Stock Subject to Repurchase

   As of December 31, 1998 and 1999 the Company had 1,751,063 and 3,358,570 shares of common stock outstanding which were subject to repurchase, respectively. These shares are the result of the exercise of unvested stock options by employees in exchange for notes and cash. These shares vest over the four-year vesting period of the underlying exercised stock options. The right to repurchase these shares is at the sole discretion of the Company.

6. Marketing and Distribution Agreements

   The Company has entered into agreements for online advertising with America Online, Yahoo!, Inc., Microsoft Corporation, EarthLink Operations, Inc., Excite@Home Corporation, Intuit Inc., and eBay Inc. Aggregate noncancelable advertising commitments related to these agreements total approximately $21.8 million and $12.3 million for the years ending December 31, 2000 and 2001, respectively. The Company could be subject to additional payments under these agreements if advertising exceeds established levels of page views or generates and exceeds established levels of new customers.

7. Income Taxes

   As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $38.2 million and $35.8 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2004 and through 2019, if not utilized.

   Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

   Significant components of the Company's deferred tax assets and liabilities for federal and state tax purposes are as follows:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                               (in thousands)
Net operating loss carryforwards.............................. $ 2,800  $15,100
Deferred compensation.........................................     600    4,400
Capitalized research and development..........................   4,300    9,300
Capitalized start-up costs....................................   1,700    1,500
Other.........................................................     800    3,600
                                                               -------  -------
Total deferred tax assets                                       10,200   33,900
Valuation allowance........................................... (10,200) (33,900)
                                                               -------  -------
Net deferred tax assets....................................... $    --  $    --
                                                               =======  =======

   FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical

                              E-STAMP CORPORATION

7. Income Taxes (continued)

operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

   The valuation allowance increased by $3.8 million and $23.7 million during the years ended December 31, 1998 and 1999, respectively.

8. Commitments

 401(k) Plan

   Effective April 1, 1996, the Company established the E-Stamp Corporation Benefit Plan (the "Plan"). The Plan provides for a Company match of employee contributions equal to 50% of employee contributions up to 4% of their compensation. Employees are eligible to participate in the Plan at the beginning of the month following the first day of employment. The terms of the Plan are subject to change as determined by management. The Company made contributions in 1998 and 1999 of approximately $59,000 and $101,000, respectively.

 Leases

   The Company has various operating leases, the terms of which range from 12 to 60 months. The operating leases are primarily for facilities in Houston, Texas and Palo Alto, San Mateo and Redwood City, California. Rental expenses related to these leases for the periods ended December 31, 1997, 1998 and 1999, were $411,000, $554,000 and $853,000, respectively. During 1997, the
Company entered into computer lease agreements classified as capital leases in the accompanying financial statements.

   In February 1999, the Company entered into a new sublease pertaining to a new facility at a monthly rent payment of $71,683 effective April 1, 1999. The sublease term will end on June 30, 2000 and has no renewal terms. In November 1999, the Company entered into an additional sublease pertaining to a new facility at a monthly rent payment of $51,768 effective January 1, 2000. The sublease term will end on December 31, 2002 and has no renewal terms. The table below includes the rental payments from these subleases.

   The following represents future minimum rental payments under noncancelable operating leases and capital leases:

                                                              Operating Capital
                                                               Leases   Leases
                                                              --------- -------
                                                               (In thousands)
   For the years ending December 31:
     2000....................................................  $1,051   $   23
     2001....................................................     640       --
     2002....................................................     659       --
                                                               ------   ------
   Total minimum lease payments..............................  $2,350       23
                                                               ======
   Less amount representing interest.........................            (  --)
                                                                        ------
   Present value of future minimum lease payments............               23
   Less current portion of capital leases....................              (23)
                                                                        ------
   Long-term portion of capital leases.......................           $   --
                                                                        ======

                              E-STAMP CORPORATION

8. Commitments (continued)

 Leases (continued)

   Assets capitalized under capital leases totaled approximately $80,000 and $94,000 at December 31, 1998 and 1999, respectively and are included in computers and furniture and fixtures. Accumulated amortization related to assets under capital leases totaled $49,000 and $74,000 at December 31, 1998 and 1999, respectively.

9. Notes Receivable

   On June 12, 1998, the Company received $653,294 of full recourse notes receivable from employees which bear interest at 6% per annum in consideration for the exercise of stock options. The interest portion is payable annually or on or before the 12th day of June, commencing June 12, 1999 and continuing through June 12, 2003, at which time the entire amount of principal and all accrued interest then outstanding and remaining unpaid shall become due and payable in full. The principal is payable in full on the earlier of the anniversary or 90 days following the termination of employment for any reason.
   In addition, during 1999 the Company received $3.1 million of full recourse notes receivable from employees and officers which bear interest at 6% per annum in consideration for the exercise of stock options. The interest portion is payable annually.

10. Net Loss Per Share

   Net loss per share has been computed in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted net loss per share. Therefore, the Company's basic and diluted net loss are the same. Following the guidance given by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering date must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

                              E-STAMP CORPORATION

10. Net Loss Per Share (continued)

   The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                   Years ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
   Basic and diluted:
     Net loss....................................  $(7,678) $(10,710) $(55,410)
     Accretion on redeemable convertible
      preferred stock............................     (196)   (1,383)   (2,086)
                                                   -------  --------  --------
     Net loss attributable to common stock.......  $(7,874) $(12,093) $(57,496)
                                                   =======  ========  ========
     Weighted-average shares of common stock
      outstanding................................   12,966    14,044    20,240
     Less: weighted-average shares subject to
      repurchase.................................       --      (969)   (2,927)
                                                   -------  --------  --------
     Weighted-average shares used in computing
      basic and diluted net loss per share.......   12,966    13,075    17,313
                                                   =======  ========  ========
     Basic and diluted net loss per share........  $ (0.61) $  (0.92) $  (3.32)
                                                   =======  ========  ========
   Pro forma basic and diluted:
     Net loss....................................           $(10,710) $(55,410)
                                                            ========  ========
     Shares used above...........................             13,075    17,313
     Pro forma adjustment to reflect weighted
      effect of assumed conversion of convertible
      preferred stock (unaudited)...                           5,678     8,074
                                                            --------  --------
     Shares used in computing pro forma basic and
      diluted net loss per share (unaudited) ...              18,753    25,387
                                                            ========  ========
     Pro forma basic and diluted net loss per
      share (unaudited)..........................           $  (0.57) $  (2.18)
                                                            ========  ========

   The Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share were 4,172,000, 7,711,000 and 1,942,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

11. Contingencies

 Pitney Bowes Litigation

   On June 10, 1999, Pitney Bowes filed suit against the Company in U.S. District Court alleging infringement of Pitney Bowes patents. The suit alleges that the Company is infringing on seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. On July 30, 1999, the Company filed an answer to Pitney Bowes' complaint in which it denied all allegations of patent infringement and asserted certain affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, the Company also brought various counterclaims against Pitney Bowes claiming

                              E-STAMP CORPORATION

11. Contingencies (continued)

Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with E-Stamp's business relations based, in part, upon allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and strategic partners from investing and entering into partnerships with E-Stamp. The Company's suit seeks compensatory and treble damages, injunctive relief and recovery of attorney's fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of the Company's affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims. The Company filed its response to the motion on October 20, 1999. The U.S. District Court for the District of Delaware held a hearing on November 18, 1999 regarding Pitney Bowes' motion, but as of December 31, 1999, a decision has not been rendered. Management continues to investigate the claims against the Company as well as infringement by Pitney Bowes of its patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future. Regardless of the outcome, any litigation may require that we incur significant litigation expenses and may result in significant division of management. An unfavorable outcome may have a material adverse effect on our financial position or results of operations.

12. Subsequent Events (unaudited)

 Kewill Agreement

   On February 8, 2000, the Company entered into a cross-licensing agreement with Kewill Electronic Commerce ("Kewill"), a supplier of electronic commerce software and services. Under the agreement, Kewill is to pay the Company $1.0 million in exchange for a two year license to the Company's internet postage technology. Conversely, the Company is to pay Kewill $1.6 million in exchange for a two year license to Kewill's multi-carrier shipping services product.

 Rescission Offer

   On February 2, 2000, the Company filed a rescission offer pursuant to a registration statement filed under the Securities Act of 1933, as amended, and pursuant to the state securities laws of California covering shares of common stock issued, and options to purchase shares of common stock granted, under the Plans. The Company has offered to rescind any prior sales at the price per share paid therefor (average $1.22 per share) plus interest thereon at a statutory rate as the case may be from the date of purchase by the purchaser to the expiration of the rescission offer. The rescission offer will expire approximately 30 days after the effectiveness of the registration statement relating to the rescission stock. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

 Operating Lease

   The Company entered into an operating lease agreement on February 25, 2000 for office space in Mountain View, California. The term of the lease is 85 months and there are no renewal terms. The rental commitment relating to this lease for the years 2000, 2001, 2002, 2003, 2004 and thereafter are $2,906,000, $3,580,000, $3,690,000, $3,801,000 and $12,759,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

   Certain information required by Part III is omitted from this report in that the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

   Certain information regarding the directors and officers of the Company is contained herein under Item 1, "Executive Officers and Directors of the Company."

   Information regarding directors appearing under the caption "Election of Directors -- Directors and Nominees for Director" in the Proxy Statement is hereby incorporated by reference.

   Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is set forth under the caption, "Executive Compensation" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is set forth under the caption "Security Ownership" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Related Party Transactions" in our Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

       Reference is made to page 37 for a list of all financial statements and schedules filed as a part of this report.

    2. Financial Statement Schedules

       None.

    3. Exhibits

       The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

   (c) Exhibits

The following exhibits are filed with this report:

 Exhibit
 Number  Exhibit Title
 ------- -------------
  3.1*   Certificate of Incorporation of Registrant.

  3.2*   Bylaws of Registrant.

  3.3*   Form of Amended and Restated Certificate of Incorporation of
         Registrant.

  3.4*   Form of Amended and Restated Bylaws of Registrant.

  3.5*   Certificates of Designation of Registrant relating to Series A
         Preferred Stock.

  3.6*   Certificates of Designation of Registrant relating to Series B
         Preferred Stock.

  3.7*   Certificates of Designation of Registrant relating to Series C
         Preferred Stock.

  3.8*   Amendment to Certificate of Incorporation of the Registrant.

  4.1*   Specimen Common Stock Certificate.

 10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

 10.2*   1999 Stock Plan and form of agreements thereunder.

 10.3*   1999 Employee Stock Purchase Plan and form of agreements thereunder.

 10.4*   1999 Director Option Plan and form of agreements thereunder.

 10.5*   1996 Stock Option and Restricted Stock Plan.

 10.6*   1996 Non-Employee Director Stock Option Plan.

 10.7*   Second Amended and Restated Investors Rights Agreement.

 10.8*   Employment Agreement, dated March 29, 1996, between Registrant and
         Nicole Ward (Eagan).

 10.9*   Employment Agreement, dated May 13, 1996, between Registrant and
         Martin Pagel.

 10.10*  Employment Agreement, dated July 27, 1996, between Registrant and
         Thomas Reinemer.

 10.11*  Promissory Note, dated May 30, 1999, between Registrant and Robert H.
         Ewald.

  Exhibit
  Number   Exhibit Title
  -------  -------------

 10.12* Crypto iButton Service Provider Agreement dated August 21, 1998, between Registrant and Dallas Semiconductor Corporation.

 10.13+* Premium Partner Website Marketing Agreement dated July 1, 1999, between Registrant and Microsoft Corporation.

 10.14+*   America Online Strategic Marketing Agreement dated November 13,
           1998, between Registrant and America Online.

 10.15+* Turnkey/Inventory Agreement dated June 1, 1999, between Registrant and Modus Media International.

 10.16+*   Agreement for Services dated June 27, 1997 between Registrant and
           Pilot Network Services, Inc.

 10.17*    Sublease Agreement dated February 2, 1999 between the Registrant and
           Electronics for Imaging, Inc.

 10.18+*   Advertising and Promotion Agreement dated May 14, 1999 between
           Registrant and Yahoo!, Inc.

 10.19+*   Letter Agreement dated August 2, 1999 between Registrant and At Home
           Corporation.

 10.20+* Platinum Premier Partner Package Agreement dated June 25, 1999 between Registrant, EarthLink Network, Inc. and EarthLink
           Operations, Inc.

 10.21+*   Services Agreement dated September 24, 1999 between Registrant and
           Intuit Inc.

 10.22++** Cobranding and Promotion Agreement dated December 10, 1999 between
           Registrant and eBay Inc.

 10.23**   Promissory Note dated December 23, 1999, between Registrant and
           Marcelo Gumucio.

 10.24**   Promissory Note dated January 14, 2000, between Registrant and
           Robert H. Ewald.

 10.25** Stock Pledge Agreement dated December 22, 1999 between Registrant and Marcelo Gumucio.

 10.26**   Stock Pledge dated January 14, 2000 between Registrant and Robert H.
           Ewald.

 23.1      Consent of Ernst & Young LLP, Independent Auditors.

 24.1      Power of Attorney (Included on Page II-5).

 27.1      Financial Data Schedule.

--------
* Incorporated by reference from Registration Statement No. 333-85359, as amended, originally filed with the Securities and Exchange Commission on August 17, 1999.

** Incorporated by reference from Registration Statement No. 333-96013, originally filed with the Securities and Exchange Commission on February 2, 2000.

+ The registrant obtained confidential treatment of certain portions of this exhibit from the Commission. The omitted portions have been filed separately with the Commission.

++ The registrant is seeking confidential treatment of certain portions of this exhibit from the Commission. The omitted portions have been filed separately with the Commission.

   (d) Financial Statement Schedules.

   Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, California, on the 30th day of March, 2000.

                                          E-STAMP CORPORATION

                                          By:     /s/ Robert H. Ewald
                                            -----------------------------------
                                                     Robert H. Ewald
                                              President and Chief Executive
                                                         Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Ewald and Edward Malysz and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated below.

             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ Robert H. Ewald          President, Chief Executive      March 30, 2000
____________________________________ Officer and Director
          Robert H. Ewald            (Principal Executive
                                     Officer)


     /s/ Anthony H. Lewis, Jr.       Vice President and Chief        March 30, 2000
____________________________________ Financial Officer (Principal
       Anthony H. Lewis, Jr.         Financial and Accounting
                                     Officer)

       /s/ Marcelo A. Gumucio        Chairman of the Board           March 30, 2000
____________________________________
         Marcelo A. Gumucio

         /s/ John V. Balen           Director                        March 30, 2000
____________________________________
           John V. Balen

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Thomas L. Rosch           Director                        March 30, 2000
____________________________________
          Thomas L. Rosch


       /s/ Michael Leitner           Director                        March 30, 2000
____________________________________
          Michael Leitner

         /s/ Adam Wagner             Director                        March 30, 2000
____________________________________
            Adam Wagner

        /s/ Rebecca Saeger           Director                        March 30, 2000
____________________________________
           Rebecca Saeger

       /s/ Robert J. Cresci          Director                        March 30, 2000
____________________________________
          Robert J. Cresci

       /s/ Jerry Gramaglia           Director                        March 30, 2000
____________________________________
          Jerry Gramaglia