Form 10-Q
period 2000-03-31
E STAMP CORP
filed 2000-05-15
CIK 1092917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                         Commission file number 0-27417

                               E-STAMP CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               76-0518563
     (State or other jurisdiction of                (I.R.S. Employer
     Incorporation or organization)              Identification Number)

                       850 Saginaw Drive, Second Floor
                         Redwood City, California, 94063
              (Address of principal executive office and zip code)

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

                             YES [X]            NO [ ]

        As of May 8, 2000, 39,150,269 shares of the Registrant's common stock were outstanding.

                               E-STAMP CORPORATION

                                    FORM 10-Q
                                 March 31, 2000

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements:


         a.  Condensed Balance Sheets as of March 31, 2000 (Unaudited)
             and December 31, 1999..........................................   3

         b.  Condensed Statements of Operations for the three months ended
             March 31, 2000 and 1999 (Unaudited)............................   4

         c.  Condensed Statements of Cash Flows for the three months ended
             March 31, 2000 and 1999 (Unaudited)............................   5

         d.  Notes to Condensed Financial Statements (Unaudited)............   6


Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................  12

             Risk Factors...................................................  15

Item 3.  Qualitative and Quantitative Disclosure About Market Risk..........  24



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  25


Item 2.  Changes In Securities and Use of Proceeds..........................  26


Item 4.  Submission of Matters to a Vote of Security Holders................  26


Item 6.  Exhibits and Reports on Form 8-K...................................  26


             Signatures.....................................................  27


PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               E-STAMP CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                              March 31,         December 31,
                                                               2000                1999
                                                               ----                ----
                                                             (UNAUDITED)         *
ASSETS
Current assets:
   Cash and cash equivalents ........................   $     91,261        $    118,689
   Accounts receivable, net .........................          1,184        $        490
   Inventory ........................................          2,358               2,120
   Prepaid marketing expenses .......................          7,222               6,156
   Prepaid and other current assets .................          2,528               6,222
                                                               -----               -----
       Total current assets .........................        104,553             133,677

     Property and equipment, net ....................          4,106               2,740
     Deposits and other assets ......................          2,829                  --
                                                        ------------        ------------
      Total assets ..................................   $    111,488        $    136,417
                                                        ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................   $      2,199        $        707
   Accrued liabilities ..............................          7,079               8,164
   Deferred Revenue .................................             40                 193
   Current portion of obligations under capital lease             14                  23
                                                        ------------        ------------
       Total current liabilities ....................          9,332               9,087

Commitments and contingencies

Common stock subject to rescission ..................          2,776               2,776

Stockholders' equity:
   Common stock .....................................             35                  35
   Additional paid-in capital .......................        221,961             222,063
   Notes receivable from employees and officers .....         (3,308)             (3,540)
   Deferred stock compensation ......................        (11,893)            (15,327)
   Deferred distribution costs ......................         (1,900)             (2,850)
   Accumulated deficit ..............................       (105,515)            (75,827)
                                                        ------------        ------------
Total stockholders' equity ..........................        102,156             127,330
                                                             -------             -------
Total liabilities and stockholders' equity ..........   $    111,488        $    136,417
                                                        ============        ============

*The condensed balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               E-STAMP CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                       Three months ended
                                                                                 ------------------------------
                                                                                           March 31,
                                                                                           ---------
                                                                                     2000              1999
                                                                                 ------------      ------------
Net revenues .................................................................   $      1,490                 -
Cost of sales ................................................................         (1,879)                -
                                                                                 ------------      ------------
Gross profit (loss) ..........................................................           (389)                -

Operating expenses:
  Research and development ...................................................          5,231             2,080
  Sales and marketing ........................................................         19,512               860
  General and administrative .................................................          1,577               713
  Amortization of deferred stock compensation ................................          3,434               962
  Amortization of deferred distribution costs ................................            950                 -
                                                                                 ------------      ------------
Total operating expenses .....................................................         30,704             4,615
                                                                                 ------------      ------------
Loss from operations .........................................................        (31,093)           (4,615)

Interest income ..............................................................          1,437               105
Interest expense .............................................................            (32)               (1)
                                                                                 ------------      ------------
Net loss .....................................................................        (29,688)           (4,511)
Accretion on redeemable convertible preferred stock ..........................              -              (440)
                                                                                 ------------      ------------
Net loss attributable to common stock ........................................   $    (29,688)     $     (4,951)
                                                                                 ============      ============
Basic and diluted loss per common share ......................................   $      (0.82)     $      (0.35)
                                                                                 ============      ============

Shares used in computing basic and diluted loss per common share .............         36,086            14,010

Pro forma basic and diluted net loss per common share ........................   $      (0.82)       $    (0.20)
                                                                                 ============        ==========
Shares used in computing pro forma basic and diluted net loss per common share         36,086            22,370

                               E-STAMP CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Three months ended
                                                                               ----------------------------
                                                                                        March 31,
                                                                                        ---------
                                                                                    2000         1999
                                                                                    ----         ----
Operating activities
Net loss ..................................................................   $    (29,688)   $     (4,511)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................            406              93
  Amortization of deferred stock compensation .............................          3,434             962
  Amortization of deferred distribution costs .............................            950              --
    Changes in assets and liabilities:
       Accounts receivable ................................................           (694)             --
       Notes receivable from employees and officers .......................            232              --
       Prepaid marketing expenses .........................................         (1,066)             --
       Prepaid and other current assets ...................................          3,677             (64)
       Inventory ..........................................................           (238)             --
       Current liabilities ................................................            254             129
                                                                              ------------    ------------
Net cash used in operating activities .....................................        (22,733)         (3,391)


Investing activities
Purchase of property and equipment ........................................         (1,772)           (143)
Deposits and other assets .................................................         (2,829)             --
                                                                              ------------    ------------
Net cash used in investing activities .....................................         (4,601)           (143)

Financing activities
Repayments of lease obligations ...........................................             (9)             (7)
Proceeds from issuance of common stock, net of repurchases ................            (85)             (4)
                                                                              ------------    ------------
Net cash used in financing activities .....................................            (94)            (11)

Net decrease in cash and cash equivalents .................................        (27,428)         (3,545)
Cash and cash equivalents at beginning of period ..........................        118,689          10,218
                                                                              ------------    ------------
Cash and cash equivalents at end of period ................................   $     91,261    $      6,673
                                                                              ============    ============


                             See accompanying notes.

                               E-STAMP CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Background and Basis of Presentation

        E-Stamp Corporation, a Delaware corporation, was formed on August 23, 1996. Effective September 1, 1996, Post N Mail, L.L.C., formed on April 26, 1994, was merged (the "Merger") into E-Stamp Corporation (collectively, the "Company" or "E-Stamp"). Upon completion of the Merger, all of the assets of Post N Mail, L.L.C. were acquired by E-Stamp Corporation. The Merger was accounted for as a combination of entities under common control. Each unit of Post N Mail, L.L.C. ownership received 5,000 shares of E-Stamp common stock. The financial statements have been presented to reflect the Merger for all periods presented. The Company began shipping its products in the third quarter of 1999 and emerged from the development stage at that time.

        The condensed financial statements of E-Stamp as of and for the three-month periods ended March 31, 2000 and 1999 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of E-Stamp Corporation believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 included in our Form 10-K for the year ended December 31, 1999.

  Revenue Recognition

        The Company currently generates revenue from software license fees, postage convenience fees, technology license fees, and the sale of postage supplies.

        Software license fees are amounts paid by end-users and resellers for a perpetual license to the Company's software. The Company's software package allows the end-user to apply for a USPS license. When the Company is notified that the USPS has approved the license, the Company ships a secure internet postage device, necessary for the use of the Company's software, to the end-user. Revenues from software license fees are recognized in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." ("SOP 98-4") Revenues from software license fees are recognized when delivery of the secure Internet postage device and the software are complete, when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain.

        Technology license fees represent revenue earned from original equipment manufacturers, which incorporate the Company's Internet postage technology into their product. Technology license fee revenue is recognized in accordance with SOP 97-2 and SOP 98-4 when the technology has been delivered, when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain.

                               E-STAMP CORPORATION

1.      Background and Basis of Presentation (continued)

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

        Revenue recognized during the three months ended March 31, 2000 from arrangements deemed to be nonmonetary exchange of the Company's products and services totaled approximately $321,000. Revenue from these exchanges is recorded at the fair value of the products and services provided or received, whichever is more clearly evident. There was no corresponding cost of revenues related to these transactions.

        For the three months ended March 31, 2000, one licensee accounted for 26% of net revenues.

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is currently reviewing the SAB and assessing its potential impact upon its results of operations.

  Net Loss Per Share

        Net loss per share has been computed in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted net loss per share. Therefore, the Company's basic and diluted net loss are the same. Pro forma basic and diluted net loss per common share, as presented in the condensed statements of operations, has been computed for the three months ended March 31, 2000 and 1999 as described above, and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

                               E-STAMP CORPORATION

1.      Background and Basis of Presentation (continued)

Net Loss Per Share (continued)

        The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                     Three Months Ended
                                                                     ------------------
                                                                     March 31,
                                                                     ---------

                                                                         2000              1999
                                                                         ----              ----
Basic and diluted:
        Net loss .................................................   $    (29,688)     $     (4,511)
        Accretion on redeemable convertible preferred stock ......              -              (440)
                                                                     ------------      ------------
        Net loss attributable to common stock ....................   $    (29,688)     $     (4,951)
                                                                     ============      ============
        Weighted-average shares of common stock outstanding ......         39,118            14,965
        Less: weighted-average shares subject to repurchase ......         (3,032)             (955)
                                                                           ------            ------
        Weighted-average shares used in computing basic and
          diluted net loss per share .............................         36,086            14,010
                                                                           ======            ======

        Basic and diluted net loss per share .....................         $(0.82)           $(0.35)
                                                                           ======            ======

Pro forma basic and diluted:

        Net loss .................................................   $    (29,688)     $     (4,511)
                                                                     ============      ============
        Shares used above ........................................         36,086            14,010
        Pro forma adjustment to reflect weighted effect of assumed
          conversion of convertible preferred stock ..............              -             8,360
                                                                           ------            ------
        Shares used in computing pro forma basic and diluted net
          loss per share .........................................         36,086            22,370
                                                                     ============      ============
        Pro forma basic and diluted net loss per share ...........   $      (0.82)     $      (0.20)
                                                                     ============      ============

                               E-STAMP CORPORATION

2.      Stockholders' Equity

  Stock Subject to Rescission

        Shares issued under the Company's 1996 Employee Plan, 1996 Director Plan and 1999 Stock Plan (the "Plans") may not have qualified for exemption from registration or qualification under federal and state securities laws and therefore may be subject to rescission.

        On February 2, 2000, the Company filed a rescission offer for 5,687,279 shares of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, covering shares of common stock issued under the Plans. The Company has offered to rescind any prior sales at the price per share paid therefor (average $1.22 per share) plus interest thereon at a statutory rate as the case may be from the date of purchase by the purchaser to the expiration of the rescission offer. The rescission offer will expire approximately 30 days after the effectiveness of the registration statement relating to the rescission stock. The registration statement has not yet been declared effective by the Securities and Exchange Commission. If all of the holders of these shares accept the Company's offer, the Company would be required to make aggregate payments of up to $6.9 million plus statutory interest.

        Offerees who do not accept the rescission offer will, for purposes of applicable federal and state securities laws, be deemed to hold registered shares under the Act which will be freely tradable in the public market as of the effective date of the registration statement with respect to the rescission stock. The Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock, which was not registered under the Act as required. Accordingly, should the rescission offer be rejected by any or all offerees, the Company may continue to be contingently liable under the Act for the purchase price of the rescission stock up to an aggregate amount of approximately $6.9 million plus statutory interest.

        The Company has reclassified the amounts paid in for outstanding shares subject to rescission outside of permanent equity in the accompanying balance sheets.

                               E-STAMP CORPORATION

2.      Stockholders' Equity (continued)

  Stock Subject to Repurchase

        As of March 31, 2000 and December 31, 1999 the Company had 2,715,141 and 3,349,192 shares of common stock outstanding which were subject to repurchase, respectively. These shares are the result of the exercise of unvested stock options by employees in exchange for notes and cash. These shares vest over the four-year vesting period of the underlying exercised stock options. The right to repurchase these shares is at the sole discretion of the Company.

3.      Marketing and Distribution Agreements

        The Company has entered into agreements for online advertising with America Online, Yahoo!, Inc., Microsoft Corporation, EarthLink Operations, Inc., Intuit Inc., and eBay Inc. Aggregate noncancelable advertising commitments related to these agreements total approximately $ 14.1 million and $10.0 million for the nine months ending December 31, 2000 and the year ending December 31, 2001, respectively. The Company could be subject to additional payments under these agreements if advertising exceeds established levels of page views or generates and exceeds established levels of new customers.

                               E-STAMP CORPORATION

4.  Operating Lease

        The Company entered into an operating lease agreement on February 25, 2000 for office space in Mountain View, California. The term of the lease is 85 months and there are no renewal terms. The rental commitment relating to this lease for the years 2000, 2001, 2002, 2003, 2004 and thereafter are $2,906,000,
$3,580,000, $3,690,000, $3,801,000 and $12,759,000, respectively.

5.  Contingencies

Pitney Bowes Litigation

        On June 10, 1999, Pitney Bowes filed suit against the Company in U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that the Company is infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. On July 30, 1999, the Company filed an answer to Pitney Bowes' complaint in which it denied all allegations of patent infringement and asserted certain affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, the Company also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with E-Stamp's business relations based, in part, upon allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and strategic partners from investing and entering into partnerships with the Company. The Company's suit seeks compensatory and treble damages, injunctive relief and recovery of attorneys' fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of the Company's affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims. The Company filed its response to the motion on October 20, 1999. The U.S. District Court for the District of Delaware held a hearing on November 18, 1999 regarding Pitney Bowes' motion, but as of March 31, 2000, a decision has not been rendered. Management continues to investigate the claims against the Company as well as infringement by Pitney Bowes of Company's patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future. Regardless of the outcome, any litigation may require that we incur significant litigation expenses and may result in significant division of management. An unfavorable outcome may have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report on Form 10-Q contains forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in the "Risk Factors" contained in this management's discussion and analysis of financial condition and results of operations and elsewhere in this report on Form 10-Q.

Overview

        We provide an Internet postage service that enables users to conveniently purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. We pioneered the development of Internet postage, including being one of the first companies to approach the U.S. Postal Service with the idea of printing postage from a personal computer. We have incurred net losses in each quarterly and annual period since our inception and as of March 31, 2000, we had accumulated aggregate losses of $105.5 million. The quarter ended September 30, 1999 was the first quarter in which we generated revenue. From November 1994 to March 1998, we incurred operating costs primarily related to the development of our Internet postage service in accordance with U.S. Postal Service guidelines and specified criteria. In March 1998, after extensive development and interaction with the U.S. Postal Service, we began the three-phase beta test certification process required by the U.S. Postal Service to qualify Internet postage vendors for commercial distribution of Internet postage under the U.S. Postal Service's Information Based Indicia Program. On August 9, 1999, we received final approval from the U.S. Postal Service for our Internet postage service. On that date, we were the first company to commercially launch a national Internet postage service. During the three months ended March 31, 2000, we shipped 32,599 units of our Internet postage product.

        The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We expect to continue to incur net losses for the foreseeable future and may never achieve profitable operations. We recognize revenue from an initial software license fee for our Internet postage product, ongoing convenience fees for the purchase of postage over the Internet, the sale of ancillary postage supplies and technology license fees. Our costs of revenues include the costs of manuals, packaging, the postage device, credit card and electronic funds transfer fees, the address management system, support costs, as well as fulfillment costs, and direct costs from the sale of postage supplies.

        We also licensed our technology to a third party for incorporation into the third party's products and began recognizing the license fees during the three months ended March 31, 2000. We plan to pursue additional relationships similar to this licensing arrangement.

        We recorded amortization of deferred stock compensation in the amount of $3.4 million during the three months ended March 31, 2000. At March 31, 2000, we had a total of $11.9 million remaining to be amortized over the corresponding vesting periods of the stock options. Such amounts are related to option grants and will be amortized in accordance with our accounting policy over the remaining vesting period of the grants through mid-2003.

Results of Operations

            Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

        Revenue. We generate revenue from software license fees, postage convenience fees, sale of postage supplies and technology license fees. Software license fees are amounts paid by end-users and resellers for a perpetual license to our software. Postage convenience fees are amounts paid by end-users for the delivery of postage by us to the end-user. Supplies revenue are amounts paid by end-users for purchase of various postal supplies. Technology license fees are amounts paid by a licensee for the Company's Internet postage technology.

        Revenue for the three months ended March 31, 2000 totaled $1.5 million. There was no revenue for the three months ended March 31, 1999. Revenue for the three months ended March 31, 2000 included $0.4 million of technology licensing revenue, largely due to a $1.0 million licensing agreement with Kewill Electronic Commerce, with a small additional contribution from a foreign postal authority.

        Cost of Sales. Cost of sales includes costs related to product shipments, including materials, labor and other direct or allocated costs incurred in their manufacture or delivery. It also includes cost of customer support services and technical support. Cost of sales for the three months ended March 31, 2000 totaled $1.9 million. There were no costs of sales for the three months ended March 31, 1999. We expect that our gross margin will be positive in future periods as our sales volume increases. The foregoing expectation is a forward-looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under "Risk Factors."

        Research and Development. Research and development expenses include expenses for research, design and development of our Internet postage service, expenses related to obtaining patents from the U.S. Patent and Trademark Office, and server and network operations. Research and development expenses increased 152% to $5.2 million for the three months ended March 31, 2000 from $2.1 million for the three months ended March 31, 1999. Of the $3.1 million increase in research and development expenses in the three months ended March 31, 2000, $1.8 million of this amount reflected increases in research and development, employee headcount, consulting and contractor expenses. We expect the dollar amount of research and development expenses to increase in future periods to support further development of our Internet postage service and our browser-based service and expenses related to the development of other products and services.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, strategic partner marketing, package design, advertising and promotional expenses, and tradeshow expenses. Sales and marketing expenses increased 2168% to $19.5 million for the three months ended March 31, 2000 from $0.9 million for the three months ended March 31, 1999. Of the $18.6 million increase in sales and marketing expenses in the three months ended March 31, 2000, $17.0 million of this amount reflected costs associated with our marketing campaigns related to our Internet postage service, advertising and expenses associated with strategic partners. The increase also reflected increases in our sales and marketing personnel.

        General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, and depreciation expense. General and administrative expenses increased 121% to $1.6 million for the three months ended March 31, 2000 from $0.7 million for the three months ended March 31, 1999. Of the $0.9 million increase in general and administrative expenses in the three months ended March 31, 2000, $0.5 million related to increases in administrative staff.

        We expect general and administrative expenses to increase in dollar amount due to further additions in staffing and as we incur additional costs necessary to prepare and manage the infrastructure for business expansion, for legal services and costs associated with being a public company.

        Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $3.4 million for the three months ended March 31, 2000, compared to $1.0 million for the three months ended March 31, 1999. There was no deferred stock compensation recorded during the three months ended March 31, 2000. During the three months ended March 31, 1999, we recorded aggregate deferred stock compensation of $10.9 million for options awarded to employees with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates.

        Interest Income, Net. Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expenses attributable to equipment leases and any taxes. Interest income, net, increased 1251% to $1.4 million for the three months ended March 31, 2000 from $0.1 million for the three months ended March 31, 1999. The increase in interest income, net, was due to increased cash balances resulting from the recent initial public offering of our common stock.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $73.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of March 31, 2000, we had cash and cash equivalents totaling $91.2 million.

        Net cash used in operating activities totaled $22.7 million for the three months ended March 31, 2000 and $3.4 million for the three months ended March 31, 1999. Cash used in operating activities for each period presented resulted primarily from net operating losses in those periods.

        Net cash used in investing activities totaled $4.6 million for the three months ended March 31, 2000 and $0.1 million for the three months ended March 31, 1999. Cash used in investing activities for each period presented resulted primarily from the acquisition of computer and office equipment and the payments of long term deposits for the Company's leased facilities.

        We believe that our current cash balances and cash flows from operations, if any, will be sufficient to meet our present growth strategies and related working capital and capital expenditure requirements for at least the next twelve months. Our current plan contemplates significant increases in spending when compared to our historical expenditures, consistent with the planned growth in our business. We currently intend to use a portion of cash to satisfy our payment obligations under our rescission offer, if any are required. If all of the holders of the shares and options under our recission offer accept the offer, the Company would be required to make aggregate payments of up to $6.9 million plus statutory interest. We do not expect our payment obligations under our rescission offer to have a material effect on the Company's financial position. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from this as a result of a number of factors including our plans to fully support the commercial release of our desktop Internet postage service, our introduction of new services and our investments in systems infrastructure and staffing. We may require substantial working capital to fund our business and we may need to raise additional capital prior to this time or thereafter. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to curtail our operations significantly. Raising additional equity capital would have a dilutive effect on existing stockholders.

Risk Factors

We have a limited operating history with a history of losses, only began offering our Internet postage service on a commercial basis in August 1999, expect to incur losses in the future, and may never achieve profitability.

        We have a very limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We cannot be certain that we will achieve profitability or, if achieved, that we will be able to sustain or increase profitability on a quarterly or annual basis. As of March 31, 2000, we had an accumulated deficit of $105.5 million. We have incurred increasing losses and had a net loss for the year ended December 31, 1999 of $57.5 million and a net loss for the three months ended March 31, 2000 of $29.7 million. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We expect to incur increasing sales and marketing, research and development and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

        Although we and Pitney Bowes, prior to filing of the current litigation, had been in discussions regarding cross-licensing a number of our patents and Pitney Bowes' patents, some of which are identified in Pitney Bowes' complaint, we cannot predict whether these discussions will resume in the future or the impact of Pitney Bowes' intellectual property claims on our business or the Internet postage market. Since commencement of the litigation, we have not had discussions with Pitney Bowes regarding licensing or cross-licensing arrangements nor do we have information concerning Pitney Bowes' present willingness to engage in discussions.

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

        Timing of commercial release of new products or services by us and our competitors and general economic factors will also affect our long-term financial results. Substantially all of our operating expenses are related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses exceed increased revenues, both gross margins and results of operations could be harmed because of increased costs and expenses in the short term. Due to the foregoing factors and the other risks discussed in this document, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations will be below public expectations. In this event, the market price of our common stock is likely to fall.

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

New accounting pronouncements may require us to change our revenue recognition policy and report substantially lower revenues in the future.

        Based on generally accepted accounting principles, we recognize revenues from software license fees and technology licensing when delivery has been completed, persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101"), which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently reviewing SAB 101 and assessing its potential revenue impact upon the results of our operations. If we are required to change our accounting policies based on SAB 101, we would report this change in our financial statements for the three months ended June 30, 2000. This change could require us to recognize revenues generated from software license fees and technology licensing over the term of these arrangements. As a result, we could be required to defer the recognition of these revenues. This could cause the market price of our common stock to experience a significant decline.

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

        We rely upon third parties to market and distribute our Internet postage service. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, if at all, or that we will be able to obtain adequate distribution channels for our service. Our marketing and distribution relationships with third parties, which include providing links to our website and distributing our product through bundling arrangements, may not generate significant traffic on our website or otherwise generate significant interest in our service. Our retail distribution arrangements, which include office supply, computer or other retailers, may not generate significant sales of our Internet postage software. If we are unable to provide adequate distribution channels for our Internet postage service, customers will have difficulty purchasing our product, which would severely harm our ability to grow our business. We depend upon the U.S. Postal Service and other delivery services for the delivery of our secure postage device. Strikes or other service interruptions affecting delivery services used by us would have a material adverse effect on our ability to deliver our Internet postage service to our customers.

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

        We began the U.S. Postal Service approval process for our browser-based service in February 2000. Our current Internet postage service took approximately 18 months to complete the beta test portion of the U.S. Postal Service's approval process. We cannot assure you of the duration of the approval process for our browser-based service or any subsequent service, or that these services will ever be approved by the U.S. Postal Service. Further, we cannot assure you that we will be able to successfully develop our future services in a timely manner or at all. Failure to receive timely U.S. Postal Service approval for our browser-based service or subsequent services could limit our ability to successfully grow our business.

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

        Our business and reputation with customers depend upon the efficient and uninterrupted operation of our Web site, processing systems and network infrastructure, including critical portions of this infrastructure that are hosted by third parties, for registration of new customers and processing of Internet postage transactions. In addition, our service depends upon continuous operation of the U.S. Postal Service's secure postage accounting vault for our customers to purchase postage. We have experienced complete system failure for short periods of up to four hours during initial commercial launch of our service. In addition, we experienced a partial system failure for a two-day period in May 2000. We may suffer additional interruptions in our service in the future. Problems or system failures at either our location or third party locations could result in interruptions in our service. Unscheduled downtime of our service may result in loss of revenue and if these system failures persist, our business, reputation and brand could be severely harmed. We cannot assure you that we will be able to timely expand our systems infrastructure to support growth in traffic from our customers.

Our systems and those hosted by third parties are vulnerable to damage or interruption which could harm our reputation and result in a loss of revenue.

        Our systems and those hosted by third parties are vulnerable to damage or interruption as a result of fire, flood, power loss, telecommunications failure, software errors or bugs, hardware failures or computer viruses, computer hacking and other acts of misconduct, earthquakes and similar events. Our postage processing systems are located in Northern California, a seismically active region. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite any precautions we may take, problems or system failures at our third party hosted facilities could result in interruptions in our service, which could injure our reputation and cause us to lose revenue.

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

        The market for Internet postage products and services is new, rapidly evolving and intensely competitive. Our primary competitors include traditional providers of postage products and services, including Pitney Bowes and Neopost, that have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. We also compete with providers of traditional postage products and delivery services, such as the U.S. Postal Service, Federal Express and United Parcel Service. In addition to providers of traditional postage products and services, we compete with three other Information Based Indicia Program vendors, Neopost, Pitney Bowes and Stamps.com. Many of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. This increased competition may result in reduced operating margins, loss of market share and a diminished brand recognition.

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

        At present, Internet postage approved by the U.S. Postal Service can only be used to send mail from one United States address to another. Unless and until foreign postal authorities create a certification process and recognize information-based indicia postage, our Internet postage service will not be able to address foreign markets, which may limit our future growth. Efforts in Europe and other foreign markets related to adoption of Internet postage are at a very preliminary stage. We cannot assure you that foreign postal authorities will adopt policies and processes for Internet postage that are compatible with those approved by the U.S. Postal Service on a timely basis or at all.

If we market our services internationally, regulation by international agencies could disrupt our operations.

        If foreign postal authorities in the future accept postage generated by our services and if we obtain the necessary foreign certification or approvals, we would be subject to ongoing regulation by international governments and agencies. If we achieve significant international acceptance of our services, our business activities will be subject to a variety of potential risks, including the adoption of laws and regulatory requirements, political and economic conditions, difficulties protecting our intellectual property rights and actions by third parties that would restrict or eliminate our ability to do business in some jurisdictions. If we begin to transact business in foreign currencies, we will become subject to the risk attendant to transacting in foreign currencies, including the potential adverse effects of exchange rate fluctuations.

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

Internet related stock prices are especially volatile and this volatility could cause our stock price to fluctuate dramatically, which could result in substantial losses to investors.

        The stock market and specifically the stock of Internet related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

  Disclosures About Market Risk

        The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially as a result of a number of factors, including those set forth under the caption "Risk Factors--We have a limited operating history with a history of losses, only began offering our Internet postage service on a commercial basis in August 1999, expect to incur losses in the future, and may never achieve profitability," and "--We may need additional capital and failure to obtain such capital could harm our ability to market our Internet postage service and to develop future services."

  Interest Rate Risk

        As of March 31, 2000, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

  Equity Price Risk

        As of March 31, 2000, we did not hold any equity investments.

  Foreign Currency Exchange Rate Risk

        We realize all of our revenues in U.S. dollars, and as of March 31, 2000, all of our revenues were derived from customers in the United States. Therefore, we do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

        On June 10, 1999, Pitney Bowes filed suit against us in the U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that we are infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. One week later, Pitney Bowes filed a similar complaint against one of our competitors, Stamps.com, alleging infringement of two of the seven Pitney Bowes patents alleged in the E-Stamp complaint. On July 30, 1999, we filed our answer to Pitney Bowes' complaint in which we deny all allegations of patent infringement and assert affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, we also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with E-Stamp's business relations based, in part, upon our allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and businesses from investing and entering into agreements with us. Our suit seeks compensatory and treble damages, injunctive relief and recovery of attorneys' fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of our affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims; our response to the motion was filed on October 20, 1999. The U.S. District Court for the District of Delaware held a hearing on November 18, 1999, regarding Pitney Bowes' motion, but as of the date hereof, a decision has not been rendered. We are continuing to investigate the claims against us as well as infringement by Pitney Bowes of our patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future.

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

        On May 10, 1999, in U.S. District Court, E-Stamp obtained a temporary restraining order against Dave Lahoti ordering Mr. Lahoti to refrain from using his Web site, which he had registered as "estamps.com." On June 14, 1999, the U.S. District Court granted a preliminary injunction requiring Mr. Lahoti to refrain from using his Web site in connection with Internet postage and to place a disclaimer identifying that his Web site is not associated with E-Stamp Corporation. On February 7, 2000, the U.S. District Court found Mr. Lahoti in contempt of the preliminary injunction, and ordered Mr. Lahoti to transfer to E-Stamp administrative control of the domain name "estamps.com" and to pay to E-Stamp attorney's fees and costs incurred by E-Stamp in connection with the contempt order. We are seeking a permanent injunction in connection with this matter. Mr. Lahoti has denied the material allegations and has set forth his affirmative defenses.

Item 2.    Changes In Securities and use of Proceeds

        From January 1, 2000 to March 31, 2000, we granted options to purchase an aggregate of 880,050 shares of common stock to our directors, executive officers, employees and consultants at a weighted exercise price of $12.03 per share. During that same period, options to purchase 46,517 shares were exercised at an aggregate exercise price of $0.61 per share.

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

                    The following exhibit is filed herewith.

                    27.1     Financial data schedule

           (b)      Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:    May 15, 2000


                                   /s/ Edward F. Malysz
                                   ---------------------
                                   Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)