Form 10-Q
period 2000-06-30
E STAMP CORP
filed 2000-08-14
CIK 1092917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                        Commission file number 0-27417

                              E-STAMP CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                   76-0518563
    (State or other jurisdiction of                     (I.R.S. Employer
    Incorporation or organization)                   Identification Number)

                              2051 Stierlin Court
                       Mountain View, California, 94043
             (Address of principal executive office and zip code)

                                (650) 919-7500
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                           YES [X]            NO [_]

     As of July 31, 2000, 39,866,672 shares of the Registrant's common stock were outstanding.

                              E-STAMP CORPORATION

                                   FORM 10-Q
                                 June 30, 2000

                                     INDEX

                                                                                 PAGE
                                                                                 ----
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

          a.  Condensed Consolidated Balance Sheets as of June 30, 2000
              (Unaudited) and December 31, 1999.................................    3

          b.  Condensed Consolidated Statements of Operations for the three
              months and six months ended June 30, 2000 and 1999 (Unaudited)....    4

          c.  Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 2000 and 1999 (Unaudited)...................    5

          d.  Notes to Condensed Consolidated Financial Statements (Unaudited)..    6


Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................   11

              Risk Factors......................................................   14

Item 3.   Qualitative and Quantitative Disclosure About Market Risk.............   24


PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................   25

Item 2.   Changes In Securities and Use of Proceeds.............................   25

Item 4.   Submission of Matters to a Vote of Security Holders...................   26

Item 6.   Exhibits and Reports on Form 8-K......................................   26

              Signatures........................................................   27

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements


                              E-STAMP CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                             June 30, 2000           Dec. 31, 1999
                                                                            ---------------         ---------------
                                                                              (Unaudited)                  *
ASSETS
Current assets:
 Cash and cash equivalents...............................................    $      65,025           $     118,689
 Accounts receivable, net................................................            2,092                     490
 Inventory...............................................................            2,810                   2,120
 Prepaid marketing expenses..............................................            4,484                   6,156
 Prepaid and other current assets........................................            3,081                   6,222
                                                                             -------------           -------------
  Total current assets...................................................           77,492                 133,677

Property and equipment, net..............................................            6,805                   2,740
Goodwill and intangible assets...........................................            6,227                       -
Deposits and other assets................................................            2,664                      --
                                                                             -------------           -------------
  Total assets...........................................................    $      93,188           $     136,417
                                                                             =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable........................................................    $       1,015           $         707
 Accrued liabilities.....................................................            9,018                   8,164
 Deferred revenue........................................................              240                     193
 Current portion of obligation under capital lease.......................                8                      23
                                                                             -------------           -------------
  Total current liabilities..............................................           10,281                   9,087

Commitments and contingencies

Stockholders' equity:
 Common stock............................................................               36                      35
 Additional paid-in capital..............................................          229,284                 224,839
 Notes receivable from employees and officers............................           (3,248)                 (3,540)
 Deferred stock compensation.............................................           (8,562)                (15,327)
 Deferred distribution costs.............................................             (950)                 (2,850)
 Accumulated deficit.....................................................         (133,653)                (75,827)
                                                                             -------------           -------------
  Total stockholders' equity.............................................           82,907                 127,330
                                                                             -------------           -------------
  Total liabilities and stockholders' equity.............................    $      93,188           $     136,417
                                                                             =============           =============

* The condensed balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                              E-STAMP CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                    Three Months Ended              Six Months Ended
                                                          June 30,                        June 30,
                                                 ------------------------      --------------------------
                                                    2000          1999            2000            1999
                                                 ----------    ----------      ----------      ----------
Net revenues..................................   $    1,632    $       --      $    3,122      $       --
Cost of revenues..............................        2,151            --           4,030              --
                                                 ----------    ----------      ----------      ----------
Gross profit (loss)...........................         (519)           --            (908)             --
                                                 ----------    ----------      ----------      ----------
Operating expenses:
 Research and development.....................        5,745         3,145          10,976           5,225
 Sales and marketing..........................       14,699         1,634          34,211           2,494
 General and administrative...................        2,879           660           4,456           1,373
 In-process research and
  development.................................        1,677            --           1,677               -
 Amortization of goodwill and
  intangible assets...........................          182            --             182               -
 Amortization of deferred
  stock compensation..........................        2,648         2,489           6,082           3,451
 Amortization of deferred
  distribution costs..........................          950            --           1,900               -
                                                 ----------    ----------      ----------      ----------
Total operating expenses......................       28,780         7,928          59,484          12,543
                                                 ----------    ----------      ----------      ----------

Loss from operations..........................      (29,299)       (7,928)        (60,392)        (12,543)
Interest income...............................        1,195            72           2,632             177
Interest expense..............................          (34)           --             (66)             (1)
                                                 ----------    ----------      ----------      ----------
Net loss......................................      (28,138)       (7,856)        (57,826)        (12,367)
Accretion on redeemable
 convertible preferred stock..................           --          (736)             --          (1,176)
                                                 ----------    ----------      ----------      ----------
Net loss attributable to common
 stock........................................   $  (28,138)   $   (8,592)     $ (57,826)      $ (13,543)
                                                 ==========    ==========      ==========      ==========
Basic and diluted net loss per
 common share.................................   $    (0.76)   $    (0.66)     $    (1.58)     $    (1.00)
                                                 ==========    ==========      ==========      ==========
Shares used in computing basic
 and diluted net loss per
 common share.................................       36,914        12,962          36,500          13,486
                                                 ==========    ==========      ==========      ==========
Pro forma basic and diluted net loss per
 common share.................................   $    (0.76)   $    (0.37)     $    (1.58)     $    (0.57)
                                                 ==========    ==========      ==========      ==========
Shares used in computing pro
 forma basic and diluted net
 loss per common share........................       36,914        21,322          36,500          21,846
                                                ===========    ==========     ===========      ==========

                            See accompanying notes.

                              E-STAMP CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                       Six Months Ended June 30,
                                                                                    -------------------------------
                                                                                       2000                 1999
                                                                                    ----------           ----------
Operating activities:
Net loss..........................................................................  $  (57,826)          $  (12,367)
Adjustments to reconcile net loss to net cash used in
 operations:
 Depreciation and amortization....................................................       1,101                  155
 Amortization of deferred stock compensation......................................       6,082                3,451
 Amortization of deferred distribution costs......................................       1,900                    -
  Write off in-process research & development.....................................       1,677                    -
  Changes in operating assets and liabilities:
  Accounts receivable.............................................................      (1,402)                   -
  Notes receivable from employees and officers....................................         292                    -
  Prepaid marketing expense.......................................................       1,672                    -
  Prepaid and other current assets................................................       3,152                 (354)
  Inventory.......................................................................        (667)                   -
  Current liabilities.............................................................          90                1,189
                                                                                    ----------           ----------
Net cash used in operating activities.............................................     (43,929)              (7,926)
                                                                                    ----------           ----------

Investing activities:
Net cash used in acquisitions.....................................................      (2,412)                   -
Purchase of property and equipment................................................      (4,883)                (387)
Increase in deposits and other assets.............................................      (2,664)                   -
                                                                                    ----------           ----------
Net cash used in investing activities.............................................      (9,959)                (387)
                                                                                    ----------           ----------

Financing activities:
Repayments of lease obligations...................................................         (15)                 (12)
Repayments of notes payable.......................................................         (95)                   -
Proceeds from issuance of common stock, net of
 repurchases......................................................................         334                   24
                                                                                    ----------           ----------
Net cash used in financing activities.............................................         224                   12
                                                                                    ----------           ----------
Net decrease in cash and cash equivalents.........................................     (53,664)              (8,301)
Cash and cash equivalents at beginning of period..................................     118,689               10,217
                                                                                    ----------           ----------
Cash and cash equivalents at end of period........................................  $   65,025           $    1,916
                                                                                    ==========           ==========

Supplemental cash flow information:
-----------------------------------
  Cash paid for interest.........................................................   $        -           $        3
                                                                                    ==========           ==========

Non-cash investing and financing activities:
--------------------------------------------
  Common stock issued and options assumed in acquisition                            $    5,871           $        -
                                                                                    ==========           ==========
  Deferred stock compensation.....................................................  $     (684)          $   15,112
                                                                                    ==========           ==========
  Issuance of notes receivable from employees for exercise
     of stock options.............................................................  $        -           $   (1,668)
                                                                                    ==========           ==========
  Common stock repurchased from employee upon termination
     by forgiveness notes receivable..............................................  $        -           $      164
                                                                                    ==========           ==========

                            See accompanying notes.

                              E-STAMP CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

The condensed financial statements of E-Stamp as of and for the three and six month periods ended June 30, 2000 and 1999 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of E-Stamp Corporation believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 included in our Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to the December 31, 1999 financial statements to conform to the current period's presentation.

Revenue Recognition

The Company currently generates revenue from software license fees, fees for web-based shipping solutions, postage convenience fees, technology license fees, and the sale of postage supplies.

Software license fees are amounts paid by end-users and resellers for a perpetual license to the Company's software. The Company's software package allows the end-user to apply for a USPS license. When the Company is notified that the USPS has approved the license, the Company ships a secure internet postage device, necessary for the use of the Company's software, to the end-user. Revenues from software license fees are recognized in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") and Statement of Position 98-9, "Modification of SOP97-2, Software Revenue Recognition With Respect to Certain Transactions" ("SOP 98-9"). Revenues from software license fees are recognized when delivery of the secure Internet postage device and the software are complete, when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain.

Revenue from web-based shipping solutions is generally recognized upon shipment of the associated hardware and software. When significant obligations remain after the products are delivered, revenue is recognized only after these obligations are fulfilled. Service and maintenance revenues are recognized ratably over the contractual period or as the services are provided.

Technology license fees represent revenue earned from original equipment manufacturers, which incorporate the Company's Internet postage technology into their product. Technology license fee revenue is recognized in accordance with SOP 97-2 and SOP 98-9 when the technology has been delivered, when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain.

Postage convenience fees are amounts paid by end-users for the delivery of postage by the Company to the end-user. The convenience fees are based on the amount of postage ordered by the end-user. Revenues from postage convenience fees are recognized when the postage is downloaded into the secure postage hardware device.

The Company recognizes revenues related to postage supplies when the supplies are delivered.

                              E-STAMP CORPORATION

1.   Background and Basis of Presentation (continued)

Revenue Recognition (continued)

Revenue recognized during the three and six months ended June 30, 2000 from arrangements deemed to be nonmonetary exchange of the Company's products and services totaled approximately $327,000 and $648,000. Revenue from these exchanges is recorded at the fair value of the products and services provided or received, whichever is more clearly evident. There was no corresponding cost of revenues related to these transactions.

For the three and six months ended June 30, 2000, one licensee accounted for 20% and 21% of net revenues.

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

Net Loss Per Share

Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted net loss per share. Therefore, the Company's basic and diluted net loss per share are the same. Pro forma basic and diluted net loss per common share, as presented in the condensed statements of operations, has been computed for the three and six months ended June 30, 2000 and 1999 as described above, and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

                              E-STAMP CORPORATION

1.   Background and Basis of Presentation (continued)

Net Loss Per Share (continued)

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

                                                     Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                ----------------------------        ----------------------------
                                                      2000              1999              2000              1999
                                                ----------        ----------        ----------        ----------
Basic and diluted
 Net loss.....................................  $  (28,138)       $   (7,856)       $  (57,826)       $  (12,367)
 Accretion on redeemable
  convertible preferred stock.................          --              (736)               --            (1,176)
                                                ----------        ----------        ----------        ----------
 Net loss attributable to
  common stock................................  $  (28,138)       $   (8,592)       $  (57,826)       $  (13,543)
                                                ==========        ==========        ==========        ==========
 Weighted average shares of
  common stock outstanding....................      39,546            15,843            39,332            15,404
 Less: Weighted average shares
  subject to repurchase.......................      (2,632)           (2,881)           (2,832)           (1,918)
                                                ----------        ----------        ----------        ----------
 Shares used in computing
  basic and diluted net loss
  per common share............................      36,914            12,962            36,500            13,486
                                                ==========        ==========        ==========        ==========
 Basic and diluted net loss
  per common share............................  $    (0.76)       $    (0.66)       $    (1.58)       $    (1.00)
                                                ==========        ==========        ==========        ==========

Pro forma basic and diluted:
 Net loss.....................................  $  (28,138)       $   (7,856)       $  (57,826)       $  (12,367)
                                                ==========        ==========        ==========        ==========
 Shares used above............................      36,914            12,962            36,500            13,486
 Pro forma adjustment to
  reflect weighted effect of
  assumed conversion of
  convertible preferred stock.................          --             8,360                --             8,360
                                                ----------        ----------        ----------        ----------
Shares used in computing basic
 and diluted net loss per
 common share.................................      36,914            21,322            36,500            21,846
                                                ==========        ==========        ==========        ==========
Pro forma basic and diluted net loss per
 common share.................................  $    (0.76)       $    (0.37)       $    (1.58)       $    (0.57)
                                                ==========        ==========        ==========        ==========

Recent Accounting Pronouncements

In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted EITF 00-2 in the second quarter of 2000 and capitalized $1.2 million related to the development of its web site.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company does not expect FIN 44 to have a material effect on its financial position or results of operations.

In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. This consensus must be adopted no later than October 1, 2000. Currently, the Company accounts for all sales incentives as sales and marketing expenses. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

2.      Acquisition

In May 2000, the Company acquired all of the issued and outstanding shares of Infinity Logistics Corporation and Automated Logistics Corp. These companies provide Web-based shipping solutions that allow enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. The total purchase price was approximately $9.8 million and consisted of a combination of cash, stock and assumed liabilities. The transaction has been accounted for as a purchase and, accordingly, the purchase price will be allocated to the assets and liabilities acquired based on their fair values.

                              E-STAMP CORPORATION

2.   Acquisition (continued)

The Company is in the process of obtaining a valuation of the intangible assets acquired. Based on preliminary estimates, the Company has allocated approximately $6.4 million to goodwill and intangible assets and approximately $1.7 million to in-process research and development. These amounts may change when the final valuation is received. The amount allocated to in-process research and development was written off immediately. The Company expects that the goodwill and intangible assets will be amortized over two to five years.

Infinity Logistics Corporation and Automated Logistics Corp.'s results of operations have been included in the Company's consolidated results from May 23, 2000. Infinity Logistics Corporation and Automated Logistics Corp.'s results of operations prior to their acquisition were not material and, accordingly, pro forma information is not presented.


3.   Stockholders' Equity

Stock Subject to Rescission

Shares issued under the Company's 1996 Employee Plan, 1996 Director Plan and 1999 Stock Plan (the "Plans") may not have qualified for exemption from registration or qualification under federal and state securities laws and therefore may be subject to rescission.

On February 2, 2000, the Company filed a rescission offer for 5,682,341 shares of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, covering shares of common stock issued under the Plans. The Company has offered to rescind any prior sales at the price per share paid therefor (average $0.79 per share) plus interest thereon at a statutory rate as the case may be from the date of purchase by the purchaser to the expiration of the rescission offer. The rescission offer will expire approximately 30 days after the effectiveness of the registration statement relating to the rescission stock. The registration statement has not yet been declared effective by the Securities and Exchange Commission. If all of the holders of these shares accept the Company's offer, the Company would be required to make aggregate payments of up to $4.5 million plus statutory interest.

Offerees who do not accept the rescission offer will, for purposes of applicable federal and state securities laws, be deemed to hold registered shares under the Act which will be freely tradable in the public market as of the effective date of the registration statement with respect to the rescission stock. The Act does not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock, which was not registered under the Act as required. Accordingly, should the rescission offer be rejected by any or all offerees, the Company may continue to be contingently liable under the Act for the purchase price of the rescission stock up to an aggregate amount of approximately $4.5 million plus statutory interest.

Shares subject to recission are included in shareholders equity in the accompanying balance sheet.

Stock Subject to Repurchase

As of June 30, 2000 and December 31, 1999 the Company had 1,981,523 and 3,349,192 shares of common stock outstanding which were subject to repurchase, respectively. These shares are the result of the exercise of unvested stock options by employees in exchange for notes and cash. These shares vest over the four-year vesting period of the underlying exercised stock options. The right to repurchase these shares is at the sole discretion of the Company.

                              E-STAMP CORPORATION

4.   Marketing and Distribution Agreements

The Company has entered into agreements for online advertising with America Online, Yahoo!, Inc., Microsoft Corporation, EarthLink Operations, Inc., Intuit Inc., and eBay Inc. Aggregate noncancelable advertising commitments related to these agreements total approximately $11.1 million and $10.0 million for the six months ending December 31, 2000 and the year ending December 31, 2001, respectively. The Company could be subject to additional payments under these agreements if advertising exceeds established levels of page views or generates and exceeds established levels of new customers.


5.   Operating Lease

The Company entered into an operating lease agreement on February 25, 2000 for office space in Mountain View, California. The term of the lease is 85 months and there are no renewal terms. The rental commitment relating to this lease for the years 2000, 2001, 2002, 2003, 2004 and thereafter are $2,906,000,
$3,580,000, $3,690,000, $3,801,000, $3,912,000 and $8,847,000, respectively.


6.   Contingencies

Pitney Bowes Litigation

On June 10, 1999, Pitney Bowes filed suit against the Company in U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that the Company is infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. On July 30, 1999, the Company filed an answer to Pitney Bowes' complaint in which it denied all allegations of patent infringement and asserted certain affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, the Company also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with E-Stamp's business relations based, in part, upon allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and strategic partners from investing and entering into partnerships with the Company. The Company's suit seeks compensatory and treble damages, injunctive relief and recovery of attorneys' fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of the Company's affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims. The Company filed its response to the motion on October 20, 1999. The U.S. District Court for the District of Delaware held a hearing on November 18, 1999 regarding Pitney Bowes' motion, but as of June 30, 2000, a decision has not been rendered. On April 14, 2000, Pitney Bowes filed a motion to amend their original complaint seeking to assert one additional patent held by Pitney Bowes and to remove one of the seven originally asserted patents held by Pitney Bowes; the Company's response to the motion was filed on April 28, 2000. On July 28, 2000, the U.S. District Court for the District of Delaware granted Pitney Bowes' motion to amend. Management continues to investigate claims against the Company as well as infringement by Pitney Bowes of the Company's patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future. Regardless of the outcome, any litigation may require that the Company incur significant litigation expenses and may result in significant of division of management. An unfavorable outcome may have a material adverse effect on the Company's financial position or results of operations.

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

We have incurred net losses in each quarterly and annual period since our inception and as of June 30, 2000, we had accumulated aggregate losses of $133.7 million. The quarter ended September 30, 1999 was the first quarter in which we generated revenue. From November 1994 to March 1998, we incurred operating costs primarily related to the development of our Internet postage service in accordance with U.S. Postal Service guidelines and specified criteria. In March 1998, after extensive development and interaction with the U.S. Postal Service, we began the three-phase beta test certification process required by the U.S. Postal Service to qualify Internet postage vendors for commercial distribution of Internet postage under the U.S. Postal Service's Information Based Indicia Program. On August 9, 1999, we received final approval from the U.S. Postal Service for our Internet postage service. On that date, we were the first company to commercially launch a national Internet postage service. During the three months and six months ended June 30, 2000, we shipped 17,911 and 50,510 units of our Internet postage product.

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

We recorded amortization of deferred stock compensation in the amount of $2.6 million and $6.1 million during the three months and six months ended June 30, 2000 respectively. At June 30, 2000, we had a total of $8.6 million remaining to be amortized over the corresponding vesting periods of the stock options. These amounts are related to option grants and will be amortized in accordance with our accounting policy over the remaining vesting period of the grants through mid-2003.

Results of Operations

Three Months and Six Months Ended June 30, 2000 Compared to Three Months and Six Months Ended June 30, 1999

Revenue. We generate revenue from software license fees, postage convenience fees, sale of postage supplies and technology license fees. Software license fees are amounts paid by end-users and resellers for a perpetual license to our software. Postage convenience fees are amounts paid by end-users for the delivery of postage by us to the end-user. Supplies revenue are amounts paid by end-users for purchase of various postal supplies. Technology license fees are amounts paid by a licensee for our Internet postage technology.

Revenue for the three months ended June 30, 2000 totaled $1.6 million. Revenue for the six months ended June 30, 2000 totaled $3.1 million. There was no revenue for the three months and the six months ended June 30, 1999. Revenue for the three months and six months ended June 30, 2000 included $0.4 million and $0.8 million respectively of technology licensing revenue, largely due to a $1.0 million licensing agreement with Kewill Electronic Commerce, with a small additional contribution from a foreign postal authority.

Cost of Revenue. Cost of revenue includes costs related to product shipments, including materials, labor and other direct or allocated costs incurred in their manufacture or delivery. It also includes cost of customer support services and technical support. Cost of revenue for the three months and the six months ended June 30, 2000 totaled $2.2 million and $4.0 million respectively. There were no costs of revenue for the three months and the six months ended June 30, 1999. We expect that our gross margin will be positive in future periods as our sales volume increases. The foregoing expectation is a forward-looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under "Risk Factors."

Research and Development. Research and development expenses include expenses for research, design and development of our Internet postage service, expenses related to obtaining patents from the U.S. Patent and Trademark Office, and server and network operations. Research and development expenses increased 83% to $5.7 million and 110% to $11.0 million for the three months and six months ended June 30, 2000 from $3.1 million and $5.2 million, respectively, for the three months and six months ended June 30, 1999. Of the $2.6 million increase in research and development expenses in the three months ended June 30, 2000, $1.9 million reflected increases in employee headcount, consulting and contractor expenses. Of the $5.8 million increase in research and development expenses in the six months ended June 30, 2000, $4.2 million reflected increases in employee headcount, consulting and contractor expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, strategic partner marketing, package design, advertising and promotional expenses, sales incentives and tradeshow expenses. Sales and marketing expenses increased 800% to $14.7 million and 1272% to $34.2 million for the three months and six months ended June 30, 2000 from $1.6 million and $2.5 million for the three months and six months ended June 30, 1999. Of the $13.1 million increase in sales and marketing expenses in the three months ended June 30, 2000, $12.2 million reflected costs associated with our marketing campaigns related to our Internet postage service, advertising and expenses associated with strategic partners. Of the $31.7 million increase in sales and marketing expenses in the six months ended June 30, 2000, $30.2 million reflected costs associated with our marketing campaigns related to our Internet postage service, advertising and expenses associated with strategic partners. These increases also reflected increases in our sales and marketing personnel.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, and depreciation expense. General and administrative expenses increased 336% to $2.9 million and 225% to $4.5 million for the three months and six months respectively ended June 30, 2000 from $0.7 million and $1.4 million for the three months and six months ended June 30, 1999. Of the $2.2 million and $3.1 million increase in general and administrative expenses in the three months and six months ended June 30, 2000, $1.6 million and $2.0 million respectively related to increases in administrative staff, contractors and professional services.

We expect general and administrative expenses to increase in dollar amount due to further additions in staffing and as we incur additional costs necessary to prepare and manage the infrastructure for business expansion, for legal services and costs associated with being a public company.

In-process Research & Development. In May 2000, we acquired Infinity Logistics Corporation and Automated Logistics Corp. These companies provide Web-based shipping solutions that allow enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. Based on preliminary valuation estimates, approximately $1.7 million of the purchase price has been allocated to in-process research and development ("IPR&D") related to Infinity Logistics Corporation products that had not yet reached technological feasibility and had no alternative future use. This amount was expensed immediately.

As of the acquisition date, the IPR&D consisted of the development of two products, eWarehouse, which was 80 percent complete at the time, and DigitalShipper, which was 75 percent complete. The eWarehouse product was completed and introduced in July 2000 and the DigitalShipper product was completed and introduced in late June 2000.

In valuing the in-process technologies at the acquisition date, we used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes resulting from these technologies over a 4-year period. The projected financial results, which were discounted using a 25 percent rate, were based on expectations for Infinity Logistics Corporation on a stand-alone basis and excluded any special synergistic benefits that we expected to achieve after the acquisition.

The revenue projections for the developed technologies, which considered the release dates of new products, assumed a gradual decline. The revenue projections for the IPR&D were based on expected trends in technology and our timing of new product introductions.

Amortization of Goodwill and Intangible Assets. In May 2000, in connection with our acquisition of Infinity Logistics Corporation and Automated Logistics Corp., we recorded goodwill and intangible assets totaling $6.4 million, based on preliminary valuation estimates. This amount will be amortized over two to five years.

Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $2.6 million and $6.1 million for the three months and six months respectively ended June 30, 2000, compared to $2.5 million and $3.5 million for the three months and six months ended June 30, 1999. Deferred stock compensation of $0.9 million was recorded during the three months and six months ended June 30, 2000, related to the acquisition of Infinity Logistics Corporation and Automated Logistics Corp. In addition, during this period we reversed $1.6 million of deferred stock compensation because the underlying options expired upon the termination of certain employees. During the three months and six months ended June 30, 1999, we recorded aggregate deferred stock compensation of $4.2 million and $15.1 million, respectively, for options awarded to employees with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates.

Interest Income, Net. Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expenses attributable to equipment leases and taxes. Interest income, net, increased 1513% to $1.2 million and 1358% to $2.6 million for the three months and six months respectively ended June 30, 2000 from $0.1 million and $0.2 for the three months and six months ended June 30, 1999. The increase in interest income, net, was due to increased cash balances resulting from the initial public offering of our common stock in the fourth quarter of 1999.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $73.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of June 30, 2000, we had cash and cash equivalents totaling $65.0 million.

Net cash used in operating activities totaled $43.9 million for the six months ended June 30, 2000 and $7.9 million for the six months ended June 30, 1999. Cash used in operating activities for each period presented resulted primarily from net operating losses in those periods.

Net cash used in investing activities totaled $10.0 million for the six months ended June 30, 2000 and $0.4 million for the six months ended June 30, 1999. Cash used in investing activities for each period presented resulted primarily from the acquisition of computer and office equipment and the payments of long term deposits for our leased facilities. In addition, in the six months ended June 30, 2000, we used $2.4 million of cash to acquire Infinity Logistics Corporation and Automated Logistics Corp.

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

Recent Developments

In July 2000, we announced a plan to restructure our business by focusing on shipping and logistics and reducing our emphasis on Internet postage. In connection with this restructuring, we plan to reduce our current level of operating expenses by reducing our marketing efforts, terminating restructuring existing marketing arrangements and reducing our current employee and contractor staffing levels. The foregoing statements regarding our plans to restructure our business are forward-looking statements that involve substantial risks and uncertainties. Our ability to restructure our business depends upon a number of factors including acceptance by customers of our Web-based shipping solutions and our ability to integrate our recent acquisitions of Infinity Logistics Corporation and Automated Logistics Corp. We cannot assure you that we will be able to restructure our business successfully or otherwise.

Risk Factors

We have a limited operating history with a history of losses, only began offering our Internet postage service on a commercial basis in August 1999, expect to incur losses in the future, and may never achieve profitability.

We have a very limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We cannot be certain that we will achieve profitability or, if achieved, that we will be able to sustain or increase profitability on a quarterly or annual basis. As of June 30, 2000, we had an accumulated deficit of $133.7 million. We have incurred increasing losses and had a net loss for the year ended December 31, 1999 of $57.5 million and a net loss for the six months ended June 30, 2000 of $57.8 million. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We expect to incur increasing sales and marketing, research and development and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability.

We may not be able to successfully implement our plans to restructure our business by focusing on shipping and logistics and reducing our emphasis on Internet postage.

In July 2000, we announced a plan to restructure our business by focusing on shipping and logistics and reducing our emphasis on Internet postage. In connection with this restructuring, we also plan to reduce our current level of operating expenses by reducing our marketing efforts, terminating or restructuring existing marketing arrangements and reducing our current employee and contractor staffing levels. We can provide no assurance that we will be successful in implementing these plans or reducing our operating expenses in the future. Our inability to successfully implement the restructuring and cost reduction measures could have a material adverse effect upon our business, financial condition and results of operations.

The success of our business will depend upon acceptance by customers of our Internet postage service.

We expect that our Internet postage service will generate a significant portion of our near-term future revenues. As a result, we depend on the commercial acceptance of our Internet postage service. If we fail to successfully gain commercial acceptance of our Internet postage service, we will be unable to generate significant revenues. The market for Internet postage has not developed, and we cannot assure you that it will develop. We cannot predict the extent to which users will be willing to use the Internet to purchase postage rather than using traditional methods. To the extent users choose to purchase postage over the Internet, we cannot be certain that these customers will use our service.

The success of our business will depend upon acceptance by customers of our Web-based shipping solutions.

Our acquisition of Infinity Logistics Corporation and Automated Logistics Corp. in May 2000 represents our entry into the market for Web-based shipping solutions. We expect that our shipping solutions will generate a substantial portion of our near-term revenues. As a result, we will depend on the commercial acceptance of our Web-based shipping solutions. If we fail to successfully gain commercial acceptance of our Web-based shipping solutions, we will be unable to generate significant revenues from these shipping solutions, which would adversely impact our ability to restructure our business. The market for Web-based shipping solutions has not developed, and we cannot assure you that it will develop. We cannot predict the extent to which users will be willing to use the Internet to facilitate shipping transactions rather than using traditional methods. Our ability to obtain and retain customers will depend on the attractiveness of our service to our customers and on our customer service capabilities. If we experience significant system, customer service, security or other problems in providing our shipping solutions to our customers, our ability to maintain existing customers and attract new customers will be harmed. To the extent users choose to effect shipping transactions over the Internet, we cannot be certain that these customers will use our service. The occurrence of these problems could have a material adverse effect on our business, financial condition and results of operations.

The integration of our company with Infinity Logistics Corporation and Automated Logistics Corp. will present significant challenges, and we may not be able to realize the benefits that we anticipate from the acquisition of Infinity Logistics Corporation and Automated Logistics Corp.

As a result of our acquisition of Infinity Logistics Corporation and Automated Logistics Corp. in May 2000, we face significant challenges in integrating organizations, operations, technology, product lines and services in a timely and efficient manner and retaining key personnel and customer relationships. Cost synergies, revenue growth, technological development and other benefits may not materialize. We may experience a diversion of management attention, loss of management-level and other qualified employees, and an inability to integrate management, systems and operations of our company and Infinity Logistics Corporation and Automated Logistics Corp. The failure to integrate our company with Infinity Logistics Corporation and Automated Logistics Corp. successfully and to manage the challenges presented by the integration process may result in our company and Infinity Logistics not achieving the anticipated benefits of the acquisition, and delays encountered in the transition process could have a material adverse effect upon the combined company's business, financial condition and results of operations.

The success of our business will depend upon our ability to develop and market new Web-based shipping and logistics solutions.

Our success will depend on our ability to develop and rapidly bring to market technologically complex and innovative shipping and logistics products and services. We intend to develop a suite of Web-based shipping and logistics products and services, including application service provider shipping and logistics solutions. Our financial and operating results could be adversely affected by such factors as development delays, quality problems and variations in product costs. There can be no assurance that we will timely introduce these new products to market, successfully market these products to customers or otherwise manage our transition into the shipping and logistics markets.

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

Although we and Pitney Bowes, prior to filing of the current litigation, had been in discussions regarding cross-licensing a number of our patents and Pitney Bowes' patents, some of which are identified in Pitney Bowes' complaint, we cannot predict whether these discussions will continue or result in licensing or cross-licensing arrangement with us in the future or the impact of Pitney Bowes' intellectual property claims on our business or the Internet postage market.

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

Since August 1999, we have generated only nominal revenues from our operations. Accordingly, we have little basis upon which to predict future operating results. We expect that our revenues, margins and operating results will fluctuate significantly due to a variety of factors. Factors affecting our quarterly results include:

   . the costs of our marketing programs to establish the brand names and generate market demand for our products and services;

   . timing of the commercial release of additional Internet postage services developed by us, which depends in part on the timing of U.S. Postal Service approval for any such services;

   . timing of the commercial release or additional shipping and logistics products and services developed by us;

   . the number, timing and significance of new products or services introduced by our competitors, which are outside our control;

   .  the level of service and price competition;

   .  changes in our operating expenses as we restructure our operations; and

   .  general economic factors, which are outside our control.

Timing of commercial release of new products or services by us and our competitors and general economic factors will also affect our long-term financial results. Substantially all of our operating expenses are related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses exceed increased revenues, both gross margins and results of operations could be harmed because of increased costs and expenses in the short term. Due to the foregoing factors and the other risks discussed in this document, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. Our results of operations have fallen below public expectations in past periods, and it is possible that in some future periods our results of operations will be below public expectations. In this event, the market price of our common stock is likely to fall.

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

Based on generally accepted accounting principles, we recognize revenues from software license fees and technology licensing when delivery has been completed, persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101- -Revenue Recognition in Financial Statements ("SAB 101"), which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently reviewing SAB 101 and assessing its potential revenue impact upon the results of our operations. If we are required to change our accounting policies based on SAB 101, we would report this change in our financial statements for the fourth quarter of 2000. This change could require us to recognize revenues generated from software license fees and technology licensing over the term of these arrangements. As a result, we could be required to defer the recognition of these revenues. This could cause the market price of our common stock to experience a significant decline.

If we cannot successfully manage the commercial availability of our Internet postage service and Web based shipping solutions, our ability to attract and retain customers will be harmed.

Our reputation and our ability to attract, retain and provide services to our customers depend upon the reliable performance of our Web site, network infrastructure and transaction-processing systems. If we are unable at any time to provide our customers with our Internet postage service and Web-based shipping solutions in a satisfactory manner, our customers may become dissatisfied and could cease using our Internet postage service and/or our Web-based shipping solutions. We have very limited experience conducting marketing campaigns, and we may fail to generate significant interest in our Internet postage service and/or our Web-based shipping solutions. On the other hand, if we generate extensive interest in our service, we cannot assure you that we will be able to effectively manage commercial availability of our Internet postage service and/or our Web-based shipping solutions due to the strains this demand will place on our Web site, network infrastructure and our transaction-processing systems.

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

We must quickly build our brands to gain market acceptance for our Internet postage service and our Web-based shipping solutions. If we fail to gain market acceptance for our Internet postage service and/or our Web-based shipping solutions, our ability to attract customers will be severely harmed. To establish our brand awareness, we must invest substantial resources to develop our products, pursue marketing and distribution relationships, implement marketing initiatives, and provide a high quality experience to our users. We cannot be certain that we will have sufficient resources to build our brands and achieve commercial acceptance of our service.

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

We have experienced significant growth in our expenses and operations in recent periods, and any failure to manage this growth could damage our ability to obtain market acceptance for our products and services.

Our ability to successfully offer our products and services and implement our business plan requires an effective planning and management process. We have increased the scope of our operations and have experienced significant growth in our expenses and operations. In May 2000, we acquired Infinity Logistics Corporation and Automated Logistics Corp. and will need to integrate substantially all of their operations into our business. If we are unable to effectively manage this growth or the integration of Infinity Logistics Corporation and Automated Logistics Corp. into our business our ability to market and extend distribution of our products and services and our ability to develop future products and services will be seriously harmed. To manage the growth of operations and personnel, we will need to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. In addition, we will need to expand, train and manage our employee base and our finance, administrative and operations staff. Our current expansion has placed a significant strain on our managerial, operational and financial resources. Our current and planned personnel, systems, procedures and controls may be inadequate to support our future operations

If the sole supplier of our Internet postage hardware device is unable to timely meet our commercial supply needs, our ability to expand our customer base will be severely limited and we will lose revenue.

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

The market for Internet postage products and services is new, rapidly evolving and intensely competitive. We expect that our primary competitors will include traditional providers of postage products and services, including Pitney Bowes and Neopost, that have longer operating histories, larger customer bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than us. We also compete with providers of traditional postage products and delivery services, such as the U.S. Postal Service, Federal Express and United Parcel Service. In addition to providers of traditional postage products and services, we compete with three other Information Based Indicia Program vendors, Neopost, Pitney Bowes and Stamps.com. To date, Stamps.com, Neopost and Pitney Bowes have been approved by the U.S. Postal Service for commercial release of IBIP products. Many of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. This increased competition may result in reduced operating margins, loss of market share and a diminished brand recognition.

The Internet shipping and logistics markets are highly competitive and we may be unable to compete successfully.

The markets for Internet shipping and logistics are new, rapidly evolving and intensely competitive. Customers may continue using the direct services of the U.S. Postal Service, UPS, FedEx and other major shippers. Alternatively, potential competitors with greater resources than us, like Pitney Bowes, may develop more successful Internet solutions. In addition, we compete with other shipping providers, including TanData Corporation, GoShip.com, BITS, Inc./Internet Shipper.net, Kewill Systems, PackageNet, Virtan, Inc./Smartship, and Stamps.com Many of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. This competition may result in loss of market share, reduced revenues and operating margins, and diminished brand recognition.

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

Our success depends to a significant degree upon the continued contributions of our executive management team and other senior level financial, technical, marketing and sales personnel. The loss of the services of any of these key employees or members of our senior management team could have a material adverse effect on our business and results of operations. Several members of our executive management team, including our Vice President, Finance and Chief Financial Officer, our Senior Vice President, Marketing and Sales, and our Chief Technology Officer, are no longer employed by us, and we cannot assure you that we will be able to attract qualified personnel to fill these positions. Our success depends upon our ability to attract and retain highly qualified senior management and technical, sales and marketing personnel to support planned growth of our operations. Competition for qualified employees is intense, particularly in the Internet and high technology industries. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. The loss of key personnel or our inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations.

Rapid technological change may make our Internet postage and shipping solutions obsolete or cause us to incur substantial costs to adapt to these changes.

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

We require substantial working capital to fund our business. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. We currently anticipate that our available funds, which include the net proceeds of our recent public offering, will be sufficient to meet our anticipated needs for working capital and capital expenditures through 2001. The estimate of the time period during which these proceeds will be sufficient is a forward-looking statement that is subject to risks and uncertainties. Our actual funding requirements may differ materially from this as a result of the number of factors, including our plans to fully support the commercial release and support of our Internet postage service, our development and introduction of new services and our investments in expanding our systems infrastructure and staffing. We may need to raise additional funds prior to the end of 2001.

Regulatory and legal uncertainties could inhibit development of the Internet as a marketplace for electronic commerce services.

A number of laws and regulations may be adopted with respect to the Internet relating to user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services that could adversely affect adoption of the Internet for electronic commerce services, which would harm our ability to attract and retain customers. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues such as property ownership, export of encryption technology, sales tax, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and other online services could adversely affect demand for our Internet postage service and could increase our cost of doing business.

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

Interest Rate Risk

As of June 30, 2000, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

Equity Price Risk

As of June 30, 2000, we did not hold any equity investments.

Foreign Currency Exchange Rate Risk

We realize all of our revenues in U.S. dollars, and as of June 30, 2000, all of our revenues were derived from customers in the United States. Therefore, we do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

On June 10, 1999, Pitney Bowes filed suit against us in the U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that we are infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. One week later, Pitney Bowes filed a similar complaint against one of our competitors, Stamps.com, alleging infringement of two of the seven Pitney Bowes patents alleged in the E-Stamp complaint. On July 30, 1999, we filed our answer to Pitney Bowes' complaint in which we deny all allegations of patent infringement and assert affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, we also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with E-Stamp's business relations based, in part, upon our allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and businesses from investing and entering into agreements with us. Our suit seeks compensatory and treble damages, injunctive relief and recovery of attorneys' fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of our affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims; our response to the motion was filed on October 20, 1999. The U.S. District Court for the District of Delaware held a hearing on November 18, 1999, regarding Pitney Bowes' motion, but as of the date hereof, a decision has not been rendered. On April 14, 2000, Pitney Bowes filed a motion to amend their original complaint seeking to assert one additional patent held by Pitney Bowes and to remove one of the seven originally asserted patents held by Pitney Bowes; our response to the motion was filed on April 28, 2000. On July 28, 2000, the U.S. District Court for the District of Delaware granted Pitney Bowes' motion to amend. We are continuing to investigate the claims against us as well as infringement by Pitney Bowes of our patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future.

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

On May 10, 1999, in U.S. District Court, E-Stamp obtained a temporary restraining order against Dave Lahoti ordering Mr. Lahoti to refrain from using his Web site, which he had registered as "estamps.com." On June 14, 1999, the U.S. District Court granted a preliminary injunction requiring Mr. Lahoti to refrain from using his Web site in connection with Internet postage and to place a disclaimer identifying that his Web site is not associated with E-Stamp Corporation. On February 7, 2000, the U.S. District Court found Mr. Lahoti in contempt of the preliminary injunction, and ordered Mr. Lahoti to transfer to E-Stamp administrative control of the domain name "estamps.com" and to pay to E-Stamp attorney's fees and costs incurred by E-Stamp in connection with the contempt order. On June 14, 2000, the U.S. District Court found Mr. Lahoti had infringed upon the trademark "E-STAMP," ordered Mr. Lahoti to refrain from using Internet domain names confusingly similar to "E-STAMP" and ordered Mr. Lahoti to pay to E-Stamp all attorneys fees incurred by E-Stamp in connection with the litigation.

Item 2.    Changes In Securities and use of Proceeds

From April 1, 2000 to June 30, 2000, we granted options to purchase an aggregate of 1,425,242 shares of common stock to our directors, executive officers, employees and consultants at a weighted exercise price of $3.30 per share. During that same period, options to purchase 2,167 shares were exercised at a weighted average exercise price of $0.64 per share.

On May 23, 2000, we issued an aggregate of 1,164,210 shares of common stock in connection with our acquisition of Infinity Logistics, a Delaware corporation, and Automated Logistics Corp., a California corporation.

From October 8, 1999, the effective date of the Registration Statement, to June 30, 2000, the ending date of the reporting period, the approximate amount of the net offering proceeds used were $75.3 million for general business operations including funding of operating losses generated in the three and six month ended June 30, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.    Submission of Matters to a Vote of Security Holders.

E-Stamp held its 2000 Annual Meeting of Stockholders on May 12, 2000. At the meeting, the stockholders approved the following proposals: (I) election of Rober H. Ewald, Thomas L. Rosch and Robert J. Cresci as Class I directors to serve on the Board of Directors; (ii) selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.

There were 19,630,894 votes cast for, and 5,295,700 votes withheld in connection with the election of Robert H. Ewald, 19,627,116 votes cast for, and 5,299,478 votes withheld in connection with the election of Thomas L. Rosch and 19,625,588 votes cast for, and 5,301,006 votes withheld in connection with election of Robert J. Cresci as Class I directors. There were 24,600,808 votes cast for, 61,716 votes cast against and 264,070 abstentions in connection with the selection of Ernst & Young LLP as independent auditors.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed herewith.

10.27 Office Lease Agreement Between EOP-Shoreline Technology Park, LLC and E-Stamp Corporation

27.1     Financial data schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: August 14, 2000

                              /s/ Edward F. Malysz
                              --------------------
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)