Form 10-Q
period 2000-09-30
E STAMP CORP
filed 2000-11-14
CIK 1092917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                           YES [X]            NO [_]

   As of October 31, 2000, 38,362,051 shares of the Registrant's common stock were outstanding.

                              E-STAMP CORPORATION

                                   FORM 10-Q
                              September 30, 2000

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements:


        a. Condensed Consolidated Balance Sheets as of September 30, 2000
           (Unaudited) and December 31, 1999................................  3

        b. Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999
           (Unaudited)......................................................  4

        c. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited).............  5

        d. Notes to Condensed Consolidated Financial Statements (Unaudited).  6


Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 12

           Risk Factors..................................................... 16

Item 3. Qualitative and Quantitative Disclosure About Market Risk........... 27


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings................................................... 27


Item 2. Changes In Securities and Use of Proceeds........................... 28


Item 5. Other Information................................................... 28


Item 6. Exhibits and Reports on Form 8-K.................................... 29


           Signatures....................................................... 30

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                       E-STAMP CORPORATION
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (In thousands)

                                                                                         Sep. 30,            Dec. 31,
                                                                                           2000               1999
                                                                                        -----------        -----------
                                                                                        (Unaudited)             *
ASSETS
Current assets:
 Cash and cash equivalents........................................................      $  40,198             $118,689
 Accounts receivable, net.........................................................          1,800                  490
 Inventory........................................................................          2,248                2,120
 Prepaid marketing expenses.......................................................          4,562                6,156
 Prepaids and other current assets................................................          2,147                6,222
                                                                                        ---------            ---------
  Total current assets............................................................         50,955              133,677

Property and equipment, net.......................................................          5,937                2,740
Goodwill and intangible assets, net...............................................          5,177                   --
Deposits and other assets.........................................................          4,703                   --
                                                                                        ---------            ---------
  Total assets....................................................................      $  66,772             $136,417
                                                                                        =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................................................      $     312             $    707
 Accrued liabilities..............................................................          5,155                8,164
 Deferred revenue.................................................................              2                  193
 Current portion of obligation under capital lease................................              8                   23
                                                                                        ---------            ---------
  Total current liabilities.......................................................          5,477                9,087

Commitments and contingencies

Stockholders' equity:
 Common stock.....................................................................             37                   35
 Additional paid-in capital.......................................................        227,137              224,839
 Notes receivable from employees and officers.....................................         (2,029)              (3,540)
 Deferred stock compensation......................................................         (6,444)             (15,327)
 Deferred distribution costs......................................................             --               (2,850)
 Accumulated deficit..............................................................       (157,406)             (75,827)
                                                                                        ---------            ---------
  Total stockholders' equity......................................................         61,295              127,330
                                                                                        ---------            ---------
  Total liabilities and stockholders' equity......................................      $  66,772             $136,417
                                                                                        =========            =========




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

                                            E-STAMP CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                 (In thousands, except per share amounts)

                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                              ------------------------------------------------------------
                                                    2000            1999            2000            1999
                                              --------------  --------------  --------------  ------------
Net revenues..................................    $  1,843        $    358        $  4,967        $    358
Cost of revenues..............................       1,862             732           5,892             732
                                              --------------  --------------  --------------  ------------
Gross profit (loss)...........................         (19)           (374)           (925)           (374)
                                              --------------  --------------  --------------  ------------
Operating expenses:
 Research and development.....................       3,804           3,068          14,780           8,295
 Sales and marketing..........................      12,878           4,746          47,089           7,240
 General and administrative...................       2,052           3,720           6,509           5,093
 In-process research and
  development.................................          --              --           1,677              --
 Amortization of goodwill and
  intangible assets...........................         439              --             621              --
 Amortization of deferred
  stock compensation..........................       1,879           3,484           7,961           6,918
  Restructuring costs.........................       2,393              --           2,393              --
 Amortization of deferred
  distribution costs..........................         950              --           2,850              --
                                              --------------  --------------  --------------  ------------
Total operating expenses......................      24,395          15,018          83,880          27,546
                                              --------------  --------------  --------------  ------------
Loss from operations..........................     (24,414)        (15,392)        (84,805)        (27,920)

Interest income...............................         789             206           3,421             383
Interest expense..............................         (62)            (33)           (129)            (36)
                                              --------------  --------------  --------------  ------------
Net loss......................................     (23,687)        (15,219)        (81,513)        (27,573)
Accretion on redeemable
 convertible preferred stock..................          --            (723)             --          (1,899)
                                              --------------  --------------  --------------  ------------
Net loss attributable to common
 stock........................................    $(23,687)       $(15,942)       $(81,513)       $(29,472)
                                              ==============  ==============  ==============  ============
Basic and diluted net loss per
 common share.................................    $  (0.63)       $  (1.22)       $  (2.21)       $  (2.21)
                                              ==============  ==============  ==============  ============
Shares used in computing basic
 and diluted net loss per
 common share.................................      37,821          13,035          36,940          13,336
                                              ==============  ==============  ==============  ============
Pro forma basic and diluted net loss per
 common share.................................    $  (0.63)       $  (0.65)       $  (2.21)       $  (1.23)
                                              ==============  ==============  ==============  ============
Shares used in computing pro
 forma basic and diluted net
 loss per common share........................      37,821          23,424          36,940          22,372
                                              ==============  ==============  ==============  ============



                            See accompanying notes.

                                                       E-STAMP CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                         (In thousands)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                  ----------------------------------------------
                                                                                           2000                      1999
                                                                                  --------------------      --------------------
Operating activities:
Net loss..........................................................................            $(81,513)                $ (27,573)
Adjustments to reconcile net loss to net cash used in
   operations:
   Depreciation and amortization..................................................               2,172                       264
   Amortization of deferred stock compensation....................................               7,961                     6,918
   Restructuring costs............................................................               1,775                        --
   Amortization of deferred distribution costs....................................               2,850                        --
   Write off in-process research & development....................................               1,677                        --
   Issuance of common stock for bonus.............................................                  --                     1,800
   Issuance of warrant............................................................                  --                        85
   Issuance of common stock for services..........................................                  --                        33
    Changes in operating assets and liabilities:
      Accounts receivable.........................................................                (972)                     (161)
      Prepaid marketing expense...................................................               1,594                        --
      Prepaids and other current assets...........................................               4,087                    (3,096)
      Inventory...................................................................                (105)                   (1,811)
      Current liabilities.........................................................              (5,079)                    4,299
                                                                                  --------------------      --------------------
Net cash used in operating activities.............................................             (65,553)                  (19,242)
                                                                                  --------------------      --------------------
Investing activities:
Net cash used in acquisitions.....................................................              (3,128)                       --
Purchase of property and equipment................................................              (5,524)                   (1,489)
Increase in deposits and other assets.............................................              (4,703)                       --
                                                                                  --------------------      --------------------
Net cash used in investing activities.............................................             (13,355)                   (1,489)
                                                                                  --------------------      --------------------
Financing activities:
Repayments of lease obligations...................................................                 (15)                      (61)
Proceeds from issuance of notes payable...........................................                  --                     5,000
Repayments of notes payable.......................................................                  --                    (5,000)
Net proceeds from issuance of redeemable convertible
   preferred stock................................................................                  --                    28,931
Deferred offering costs...........................................................                  --                    (1,136)
Proceeds from issuance of common stock, net of
   repurchases....................................................................                 432                     5,326
                                                                                  --------------------      --------------------
Net cash used in financing activities.............................................                 417                    33,060
                                                                                  --------------------      --------------------
Net increase in cash and cash equivalents.........................................             (78,491)                   12,329
Cash and cash equivalents at beginning of period..................................             118,689                    10,217
                                                                                  --------------------      --------------------
Cash and cash equivalents at end of period........................................            $ 40,198                 $  22,546
                                                                                  ====================      ====================
Supplemental cash flow information
  Cash paid for interest..........................................................            $     --                 $      36
                                                                                  ====================      ====================

Non-cash investing and financing activities:
----------------------------------------------------------------------------------
Common stock issued and options assumed in acquisition............................            $  5,308                 $      --
                                                                                  ====================      ====================
Deferred stock compensation.......................................................            $  1,198                 $  22,822
                                                                                  ====================      ====================
Issuance of notes receivable from employees for
  exercise of stock options.......................................................            $     --                 $   2,918
                                                                                  ====================      ====================
Common stock repurchased from employees upon
  termination by forgiveness of notes receivable..................................            $  1,511                 $     164
                                                                                  ====================      ====================
Assets acquired under capital lease obligations...................................            $     --                 $      78
                                                                                  ====================      ====================

                            See accompanying notes.

                              E-STAMP CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      Background and Basis of Presentation

E-Stamp Corporation, a Delaware corporation (the "Company"), was formed on August 23, 1996. Post N Mail, L.L.C., which was formed on April 26, 1994, was merged (the "Merger") into the Company effective as of September 1, 1996. Upon completion of the Merger, all of the assets of Post N Mail, L.L.C. were acquired by the Company. The Merger was accounted for as a combination of entities under common control. Each unit of Post N Mail, L.L.C. ownership received 5,000 shares of common stock of E-Stamp Corporation. The financial statements have been presented to reflect the Merger for all periods presented. The Company began shipping its products in the third quarter of 1999 and emerged from the development stage at that time.

The condensed consolidated financial statements of the Company as of and for the three and nine month periods ended September 30, 2000 and 1999 included herein are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to the December 31, 1999 financial statements to conform to the current periods presentation.

Revenue Recognition

The Company currently generates revenue from software license fees, fees for web-based shipping solutions postage convenience fees, technology license fees, and the sale of postage supplies.

Software license fees are amounts paid by end-users and resellers for a perpetual license to the Company's software. The Company's software package allows the end-user to apply for a USPS license. When the Company is notified that the USPS has approved the license, the Company ships a secure internet postage device, necessary for the use of the Company's software, to the end-user. Revenues from software license fees are recognized in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions." ("SOP 98-9") Revenues from software license fees are recognized when delivery of the secure Internet postage device and the software are complete, when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain.

Revenue from web-based shipping solutions is generally recognized upon shipment of the associated hardware and software. When significant obligations remain after the products are delivered, revenue is recognized only after these obligations are fulfilled. Service and maintenance revenues are recognized ratably over the contractual period or as the services are provided.

                              E-STAMP CORPORATION

1.      Background and Basis of Presentation (continued)

Revenue Recognition (continued)

Technology license fees represent revenues earned from original equipment manufacturers, which incorporate the Company's Internet postage technology into their product. Technology license fee revenues are recognized in accordance with SOP 97-2 and SOP 98-9 when the technology has been delivered, persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain.

Postage convenience fees are amounts paid by end-users for the delivery of postage by the Company to the end-user. The convenience fees are based on the amount of postage ordered by the end-user. Revenues from postage convenience fees are recognized when the postage is downloaded into the secure postage hardware device.

The Company recognizes revenues related to Internet postage supplies when the supplies are delivered. Revenues recognized during the three and nine months ended September 30, 2000 from arrangements deemed to be nonmonetary exchange of the Company's products and services totaled approximately $327,000 and $976,000, respectively. Revenues from these exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. There was no corresponding cost of revenues related to these transactions.

For the three and nine months ended September 30, 2000, one licensee accounted for 17% and 19% of net revenues.


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

Net Loss Per Share

Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted net loss per share. Therefore, the Company's basic and diluted net loss per share are the same. Pro forma basic and diluted net loss per common share, as presented in the condensed statements of operations, has been computed for the three and nine months ended September 30, 2000 and 1999 as described above, and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

                              E-STAMP CORPORATION

1.      Background and Basis of Presentation (continued)

Net Loss Per Share (continued)

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                              ------------------------------  ------------------------------
                                                    2000            1999            2000              1999
                                              --------------  --------------  --------------  --------------
Basic and diluted:
 Net loss.....................................    $(23,687)       $(15,219)       $(81,513)        $ (27,573)
 Accretion on redeemable
  convertible preferred stock.................          --            (723)             --            (1,899)
                                              --------------  --------------  --------------  --------------
 Net loss attributable to
  common stock................................    $(23,687)       $(15,942)       $(81,513)        $ (29,472)
                                              ==============  ==============  ==============  ==============
 Weighted average shares of
  common stock outstanding....................      39,817          17,549          39,493            16,119
 Less: Weighted average shares
  subject to repurchase.......................      (1,996)         (4,514)         (2,553)           (2,783)
                                              --------------  --------------  --------------  --------------
 Shares used in computing
  basic and diluted net loss
  per common share............................      37,821          13,035          36,940            13,336
                                              ==============  ==============  ==============  ==============
 Basic and diluted net loss
  per common share............................    $  (0.63)       $  (1.22)       $  (2.21)        $   (2.21)
                                              ==============  ==============  ==============  ==============
Pro forma basic and diluted:
 Net loss.....................................    $(23,687)       $(15,219)       $(81,513)         $(27,573)
                                              ==============  ==============  ==============  ==============
 Shares used above............................      37,821          13,035          36,940            13,336
 Pro forma adjustment to
  reflect weighted effect of
  assumed conversion of
  convertible preferred stock.................          --          10,389              --             9,036
                                              --------------  --------------  --------------  --------------
Shares used in computing basic
 and diluted net loss per
 common share.................................      37,821          23,424          36,940            22,372
                                              ==============  ==============  ==============  ==============
Pro forma basic and diluted net loss per
 common share.................................    $  (0.63)       $  (0.65)       $  (2.21)        $   (1.23)
                                              ==============  ==============  ==============  ==============

Recent Accounting Pronouncements

In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted EITF 00-2 in the second quarter of 2000 and capitalized $3.6 million related to the development of its web site.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 clarifies the application of Accounting Principals Board Opinion No. 25 for certain issues relating to stock compensation. FIN No. 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects applying FIN No. 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

                              E-STAMP CORPORATION

1.   Background and Basis of Presentation (continued)

Recent Accounting Pronouncements (continued)

In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. This consensus must be adopted no later than October 1, 2000. Currently the Company accounts for all sales incentives as sales and marketing expenses. The Company expects that the adoption of this consensus will negatively impact gross margins from sales of products involving sales incentives. However, the Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

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

The Company is in the process of obtaining a valuation of the intangible assets acquired. Based on preliminary estimates, the Company has allocated approximately $6.0 million to goodwill and intangible assets and approximately $1.7 million to in-process research and development. These amounts may change when the final valuation is received. The amount allocated to in-process research and development was written off immediately. The Company expects that the goodwill and intangible assets will be amortized over two to five years.

Infinity Logistics Corporation and Automated Logistics Corp.'s results of operations have been included in the Company's consolidated results from May 23, 2000. Infinity Logistics Corporation and Automated Logistics Corp.'s results of operations prior to their acquisition were not material and, accordingly, pro forma information is not presented.

3.   Restructuring Costs

In July 2000, the Company announced a plan to restructure the business by focusing on shipping and logistics and reducing its emphasis on Internet postage. In connection with this restructuring, the Company incurred charges of $2.4 million during the three months ended September 30, 2000. These charges included $1.0 million for severance payments and benefits continuation for terminated employees, $0.2 million related to rent payments for a vacated building and $1.2 million to write off abandoned fixed assets and leasehold improvements. Of the amounts related to severance, benefits and rent, $0.6 million was paid in the 3 months ended September 30, 2000 and $0.6 million remains to be paid in future periods.

                              E-STAMP CORPORATION

4.   Stockholders' Equity

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

Shares subject to recission have been included in stockholders equity in the accompanying balance sheets.

Stock Subject to Repurchase

As of September 30, 2000 and December 31, 1999, the Company had 1,544,659 and 3,349,192 shares of common stock outstanding, respectively, that were subject to repurchase. These shares are the result of the exercise of unvested stock options by employees in exchange for notes and cash. These shares vest over the four-year vesting period of the underlying exercised stock options. The right to repurchase these shares is at the sole discretion of the Company.

5.   Marketing and Distribution Agreements

The Company has entered into agreements for online advertising with Microsoft Corporation, EarthLink Operations, Inc., Intuit Inc., and eBay Inc. Aggregate noncancelable advertising commitments related to these agreements total approximately $2.6 million and $7.7 million for the three months ending December 31, 2000 and the year ending December 31, 2001, respectively. The Company could be subject to additional payments under these agreements if advertising exceeds established levels of page views or generates and exceeds established levels of new customers.

                              E-STAMP CORPORATION

6.   Operating Lease

The Company entered into an operating lease agreement on February 25, 2000 for office space in Mountain View, California. The term of the lease is 85 months and there are no renewal terms. The rental commitment relating to this lease for the years 2000, 2001, 2002, 2003, 2004 and thereafter are $2,906,000,
$3,580,000, $3,690,000, $3,801,000, $3,912,000 and $8,847,000, respectively.

7.   Contingencies

Pitney Bowes Litigation

On June 10, 1999, Pitney Bowes filed suit against the Company in U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that the Company is infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. On July 30, 1999, the Company filed an answer to Pitney Bowes' complaint in which it denied all allegations of patent infringement and asserted certain affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, the Company also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with the Company's business relations based, in part, upon allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and strategic partners from investing and entering into partnerships with the Company. The Company's suit seeks compensatory and treble damages, injunctive relief and recovery of attorneys' fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of the Company's affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims. On
July 28, 2000 the U.S. District Court for the District of Delaware granted Pitney Bowes' motion to bifurcate discovery and trial of certain defenses and counterclaims of the Company. On April 14, 2000, Pitney Bowes filed a motion to amend their original complaint seeking to assert one additional patent held by Pitney Bowes and to remove one of the seven originally asserted patents held by Pitney Bowes. On July 28, 2000, the U.S. District Court for the District of Delaware granted Pitney Bowes' motion to amend. Management continues to investigate claims against the Company as well as infringement by Pitney Bowes of the Company's patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future. Regardless of the outcome, any litigation may require that the Company incur significant litigation expenses and may result in significant diversion of management time and resources. An unfavorable outcome may have a material adverse effect on the Company's financial position or results of operations.

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

We also provide web-based shipping solutions that allow enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

We have incurred net losses in each quarterly and annual period since our inception and as of September 30, 2000, we had accumulated aggregate losses of $157.4 million. The quarter ended September 30, 1999 was the first quarter in which we generated revenue. From November 1994 to March 1998, we incurred operating costs primarily related to the development of our Internet postage service in accordance with U.S. Postal Service guidelines and specified criteria. In March 1998, after extensive development and interaction with the U.S. Postal Service, we began the three-phase beta test certification process required by the U.S. Postal Service to qualify Internet postage vendors for commercial distribution of Internet postage under the U.S. Postal Service's Information Based Indicia Program. On August 9, 1999, we received final approval from the U.S. Postal Service for our Internet postage service. On that date, we were the first company to commercially launch a national Internet postage service. During the three months and nine months ended September 30, 2000, we shipped 23,461 and 73,970 units, respectively, of our Internet postage product.

The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We expect to continue to incur net losses for the foreseeable future and may never achieve profitable operations. We recognize revenues from software license fees for our Internet postage product, software license fees for our shipping and logistics products, maintenance and service fees for our shipping and logistics products, ongoing convenience fees for the purchase of postage over the Internet, the sale of ancillary postage supplies and technology license fees. Our costs of revenues for our Internet postage products, services and supplies include the costs of manuals, packaging, the postage device, credit card and electronic funds transfer fees, the address management system, support costs, fulfillment costs, and direct costs from the sale of postage supplies. Our costs of revenues for our shipping and logistics products include the costs of manuals, packaging, license fees and support costs.

We also licensed our technology to a third party for incorporation into the third party's products and began recognizing the license fees during the three months ended March 31, 2000. We plan to pursue additional relationships similar to this licensing arrangement although we cannot assure you that we will be able to establish any such additional licensing arrangements.

Results of Operations

Three Months and Nine Months Ended September 30, 2000 Compared to Three Months and Nine Months Ended September 30, 1999

Net Revenues. We generate revenues comprised of software license fees from our Internet postage product, software license fees and product sales revenues from our web-based shipping and logistics products, service and maintenance fees from our web-based shipping and logistics products, postage convenience fees, technology license fees, and sales of postage supplies. Software license fees from our Internet postage products are amounts paid by end-users and resellers for a perpetual license to our Internet postage software. Postage convenience fees are amounts paid by end-users for the delivery of postage by us to the end-user. Supplies revenues are amounts paid by end-users for purchase of various postal supplies. Revenues from our shipping and logistics products are amounts paid by end-users for hardware purchases, software licenses and services. Technology license fees are amounts paid by a licensee for our Internet postage technology.

Revenues for the three months ended September 30, 2000 totaled $1.8 million. Revenues for the nine months ended September 30, 2000 totaled $5.0 million. Revenues for the three months and the nine months ended September 30, 1999 totaled $0.4 million. Revenues for the three months and nine months ended September 30, 2000 included $0.3 million and $0.9 million, respectively, of technology licensing revenues, largely due to a $1.0 million licensing agreement with Kewill Electronic Commerce, with a small additional contribution from a foreign postal authority.

Cost of Revenues. Cost of revenues includes costs related to product shipments, including materials, labor and other direct or allocated costs incurred in their manufacture or delivery. It also includes cost of customer support services and technical support. Cost of revenues for the three months and the nine months ended September 30, 2000 totaled $1.9 million and $5.9 million, respectively. Costs of revenues for the three months and the nine months ended September 30, 1999 totaled $0.7 million. We expect that our gross margin will be positive in future periods if our sales volume increases for our Internet postage products and services. The foregoing expectation is a forward-looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under "Risk Factors."

Research and Development. Research and development expenses include expenses for research, design and development of our Internet postage service, expenses related to obtaining patents from the U.S. Patent and Trademark Office, and server and network operations. Research and development expenses increased 24% to $3.8 million and 78% to $14.8 million for the three months and nine months ended September 30, 2000, respectively, from $3.1 million and $8.3 million for the three months and nine months ended September 30, 1999, respectively. Of the $0.7 million increase in research and development expenses in the three months ended September 30, 2000, $0.5 million reflected increases in employee headcount, facilities and IT related expenses. Of the $6.5 million increase in research and development expenses in the nine months ended September 30, 2000, $5.2 million reflected increases in employee headcount, consulting, contractor, facilities and IT related expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, strategic partner marketing, package design, advertising and promotional expenses, sales incentives and tradeshow expenses. Sales and marketing expenses increased 171% to $12.9 million and 550% to $47.1 million for the three months and nine months ended September 30, 2000, respectively, from $4.7 million and $7.2 million for the three months and nine months ended September 30, 1999, respectively. Of the $8.1 million increase in sales and marketing expenses in the three months ended September 30, 2000, $7.8 million reflected costs associated with our marketing campaigns related to our Internet postage service, advertising and expenses associated with strategic partners. Of the $39.8 million increase in sales and marketing expenses in the nine months ended September 30, 2000, $32.0 million reflected costs associated with our marketing campaigns related to our Internet postage service, advertising and expenses associated with strategic partners. Expenses in these periods also increased due to increases in our sales and marketing personnel.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, and depreciation expense. General and administrative expenses decreased 45% to $2.1 million from $3.7 million for the three months ended September 30, 2000. General and administrative expenses increased 28% to $6.5 million for the nine months ended September 30, 2000 from $5.1 million for the nine months ended September 30, 1999. Of the $1.7 million decrease in general and administrative expenses in the three months ended September 30, 2000, $1.8 million reflected a decrease in non-wage compensation and $0.7 million reflected a decrease in legal expenses. These decreases were offset by an increase of $0.4 million in contractor expenses and an increase of $0.4 million in insurance and other expenses. Of the $1.4 million increase in general and administrative expenses in the nine months ended September 30, 2000, $1.1 million related to increases in administrative staff, contractors and professional services.

In-process Research and Development. In May 2000, we acquired Infinity Logistics Corporation and Automated Logistics Corp. These companies provide Web-based shipping solutions that allow enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. Based on preliminary valuation estimates, approximately $1.7 million of the purchase price has been allocated to in-process research and development related to Infinity Logistics Corporation products that had not yet reach technological feasibility and had no alternative future use. This amount was expensed immediately.

As of the acquisition date, the in-process research and development consisted of the development of two products, eWarehouse, which was 80 percent complete at the time, and DigitalShipper, which was 75 percent complete. The eWarehouse product was completed and introduced in July 2000 and the DigitalShipper product was completed and introduced in late June 2000.

In valuing the in-process technologies at the acquisition date, we used a discounted cash flow analysis based on projected net revenues, cost of revenues, operating expenses and income taxes resulting from these technologies over a 4-year period. The projected financial results, which were discounted using a 25 percent rate, were based on expectations for Infinity Logistics Corporation on a stand alone basis and excluded any special synergistic benefits that we expected to achieve after the acquisition.

The revenue projections for the developed technologies, which considered the release dates of new products, assumed a gradual decline. The revenue projections for the in-process research and development were based on expected trends in technology and our timing of new product introductions.

Amortization of Goodwill and Intangible Assets. In May 2000, in connection with our acquisition of Infinity Logistics Corporation and Automated Logistics Corp., we recorded goodwill and intangible assets totaling approximately $6.4 million, based on preliminary valuation estimates. This amount will be amortized over two to five years.

Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $1.9 million and $8.0 million for the three months and nine months ended September 30, 2000, respectively, compared to $3.5 million and $6.9 million for the three months and nine months ended September 30, 1999. Deferred stock compensation of $0.3 million and $1.2 million was recorded during the three months and nine months ended September 30, 2000, respectively, related to the acquisition of Infinity Logistics Corporation and Automated Logistics Corp. In addition, we reversed $0.5 million and $2.0 million during the three months and nine months ended September 30, 2000, respectively, of deferred stock compensation because the underlying options expired upon the termination of certain employees. During the three months and nine months ended September 30, 1999, we recorded aggregate deferred stock compensation of $8.0 million and $23.1 million, respectively, for options awarded to employees with exercise prices below the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. At September 30, 2000, we had a total of $6.4 million remaining to be amortized over the corresponding vesting periods of the stock options. These amounts are related to option grants and will be amortized in accordance with our accounting policy over the remaining vesting period of the grants through mid-2003.

Restructuring Costs. In July 2000, we announced a plan to restructure our business by focusing on shipping and logistics and reducing our emphasis on Internet postage. In connection with this restructuring, we have incurred charges of $2.4 million during the three months ended September 30, 2000. These charges included $1.0 million for severance payments and benefits continuation for terminated employees, $0.2 million related to rent payments for a vacated building and $1.2 million to write off abandoned fixed assets and leasehold improvements. Of the amounts related to severance, benefits and rent, $0.6 million was paid in the 3 months ended September 30, 2000 and $0.6 million remains to be paid in future periods.

Interest Income, Net. Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expenses attributable to equipment leases and taxes. Interest income, net, increased 320% to $0.7 million and 849% to $3.3 million for the three months and nine months ended September 30, 2000, respectively from $0.2 million and $0.3 for the three months and nine months ended September 30, 1999, respectively. The increase in interest income, net, was due to the cash proceeds resulting from the initial public offering of our common stock in the fourth quarter of 1999.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $73.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of September 30, 2000, we had cash and cash equivalents totaling $40.2 million.

Net cash used in operating activities totaled $65.6 million for the nine months ended September 30, 2000 and $19.2 million for the nine months ended September 30, 1999. Cash used in operating activities for each period presented resulted primarily from net operating losses in those periods.

Net cash used in investing activities totaled $13.4 million for the nine months ended September 30, 2000 and $1.5 million for the nine months ended September 30, 1999. Cash used in investing activities for each period presented resulted primarily from the acquisition of computer and office equipment and the payments of long term deposits for our leased facilities. In addition, in the nine months ended September 30, 2000, we used $3.1 million of cash to acquire Infinity Logistics Corporation and Automated Logistics Corp.

We believe that our current cash balances and cash flows from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from this as a result of a number of factors, including continued support of our Internet postage service, the introduction of new services, and investments in systems infrastructure and staffing. We may require substantial working capital to fund our business and we may need to raise additional capital prior to this time or thereafter. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to curtail our operations significantly or discontinue or sell all or a portion of our business. If we are able to raise additional equity capital in the future, the additional equity capital would have a dilutive effect on our existing stockholders.

Risk Factors

We have a limited operating history with a history of losses, only began offering our Internet postage service on a commercial basis in August 1999, expect to incur losses in the future, and may never achieve profitability.

We have a very limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We cannot be certain that we will achieve profitability or, if achieved, that we will be able to sustain or increase profitability on a quarterly or annual basis. As of September 30, 2000, we had an accumulated deficit of $157.4 million. We have incurred increasing losses and had a net loss for the year ended December 31, 1999 of $57.5 million and a net loss for the nine months ended September 30, 2000 of $81.5 million. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We will need to generate significant revenues to achieve and maintain profitability.

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

We expect that our Internet postage service will generate a significant portion of our near-term future revenues. As a result, we depend on the commercial acceptance of our Internet postage service. If we fail to successfully gain commercial acceptance of our Internet postage service, we will be unable to generate significant revenues. To date, the market for Internet postage has not developed, and we cannot assure you that it will develop. We cannot predict the extent to which users will be willing to use the Internet to purchase postage rather than using traditional methods. To the extent users choose to purchase postage over the Internet, we cannot be certain that these customers will use our service.

The success of our business will depend upon acceptance by customers of our Web-based shipping solutions.

Our acquisition of Infinity Logistics Corporation and Automated Logistics Corp. in May 2000 represents our entry into the market for Web-based shipping solutions. We expect that our shipping solutions will generate a significant portion of our near-term future revenues. As a result, we depend on the commercial acceptance of our Web-based shipping solutions. If we fail to successfully gain commercial acceptance of our Web-based shipping solutions, we will be unable to generate significant revenues. To date, the market for Web-based shipping solutions has not developed, and we cannot assure you that it will develop. We cannot predict the extent to which users will be willing to use the Internet to facilitate shipping transactions rather than using traditional methods. To the extent users choose to effect shipping transactions over the Internet, we cannot be certain that these customers will use our service.

The integration of our company with Infinity Logistics Corporation and Automated Logistics Corp. will present significant challenges, and we may not be able to realize the benefits that we anticipate from the acquisition of Infinity Logistics Corporation and Automated Logistics Corp.

As a result of our acquisition of Infinity Logistics Corporation and Automated Logistics Corp. in May 2000, we face significant challenges in integrating organizations, operations, technology, product lines and services in a timely and efficient manner and retaining key personnel and customer relationships. Cost synergies, revenue growth, technological development and other benefits may not materialize. We may experience a diversion of management attention, loss of management-level and other qualified employees, and an inability to integrate management, systems and operations of our company and Infinity Logistics Corporation and Automated Logistics Corp. The failure to integrate our company with Infinity Logistics Corporation and Automated Logistics Corp. successfully and to manage the challenges presented by the integration process may result in our Company not achieving the anticipated benefits of the acquisition, and delays encountered in the transition process could have a material adverse effect upon our Company's business, financial condition and results of operations.

The success of our business will depend upon our ability to develop and market new Web-based shipping and logistics solutions.

Our success will depend on our ability to develop and rapidly bring to market technologically complex and innovative shipping and logistics products and services. We intend to develop a suite of Web-based shipping and logistics products and services, including application service provider solutions. Our financial and operating results could be adversely affected by such factors as development delays, quality problems and variations in product costs. There can be no assurance that we will timely introduce these new products to market, successfully market these products to customers or otherwise manage our transition into the shipping and logistics markets.

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

 . accounting pronouncements requiring us to account for revenues, cost of revenues and expenses in a manner different than that presented for earlier periods; and

 .  general economic factors, which are outside our control.

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

We continue to be subject to U.S. Postal Service scrutiny and other government regulations. The U.S. Postal Service could discontinue Internet postage as an approved postage method because of counterfeiting of Internet postage, security or other issues, in which case our business, financial condition and results of operations would be materially and adversely affected. If we are unable to successfully complete subsequent evaluations by the U.S. Postal Service, to adapt our Internet postage service to any new requirements or specifications of the U.S. Postal Service or to provide adequate security, the U.S. Postal Service could revoke its approval of our Internet postage service, in which case our business financial condition and results of operations would be materially and adversely affected. In addition, the U.S. Postal Service recently delivered to us a letter setting forth various conditions to our continued authorization to distribute Internet postage. We are currently reviewing the legality of these conditions and the impact upon our business and operations. If we fail or refuse to comply with these conditions, and our authorization to distribute Internet postage is revoked by the U.S. Postal Service, our business, financial condition and results of operations would be adversely affected.

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

If we encounter difficulties with continuing compliance with U.S. Postal Service regulations, our ability to distribute or extend the distribution of our Internet postage service could be adversely affected. Any change in the current or future regulatory environment could have an adverse impact on our business and could harm our operating results and profitability. The U.S. Postal Service recently delivered to us a letter setting forth various conditions to our continued authorization to distribute Internet postage. We are currently reviewing the legality of these conditions and the impact upon our business and operations. If we fail or refuse to comply with these conditions and our authorization to distribute Internet postage is revoked by the U.S. Postal Service, our business, financial condition and results of operations would be adversely affected.

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

We have established marketing and distribution relationships with a limited number of third parties. We rely heavily upon these relationships to build our E-Stamp brand and to accelerate the adoption of our Internet postage service. We have recently renegotiated or terminated early a number of under-performing marketing arrangements. We have limited experience in establishing and maintaining these relationships. If we are unable to successfully maintain our existing relationships or to establish new relationships, our Internet postage service may not achieve commercial acceptance.

We rely heavily upon third parties to market and distribute our Internet postage service to customers.

We rely upon third parties to market and distribute our Internet postage service. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, if at all, or that we will be able to obtain adequate distribution channels for our service. Our marketing and distribution relationships with third parties, which include providing links to our website and distributing our product through bundling arrangements, may not generate significant traffic on our website or otherwise generate significant interest in our service. We have recently renegotiated or terminated early a number of under-performing marketing arrangements. Our retail distribution arrangements, which include office supply, computer or other retailers, may not generate significant sales of our Internet postage software. If we are unable to provide adequate distribution channels for our Internet postage service, customers will have difficulty purchasing our product, which would severely harm our ability to grow our business. We depend upon the U.S. Postal Service and other delivery services for the delivery of our secure postage device. Strikes or other service interruptions affecting delivery services used by us would have a material adverse effect on our ability to deliver our Internet postage service to our customers.

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

Our ability to successfully offer our products and servicing and implement our business plan requires an effective planning and management process. We have increased the scope of our operations and have experienced significant growth in our expenses and operations. In May 2000, we acquired Infinity Logistics Corporation and Automated Logistics Corp. and will need to integrate substantially all of their operations into our business. If we are unable to effectively manage this growth or the integration of Infinity Logistics Corporation and Automated Logistics Corp. into our business our ability to market and extend distribution of our products and services and our ability to develop future products and services will be seriously harmed. To manage the growth of operations and personnel, we will need to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. In addition, we will need to expand, train and manage our employee base and our finance, administrative and operations staff. Our current expansion has placed a significant strain on our managerial, operational and financial resources. Our current and planned personnel, systems, procedures and controls may be inadequate to support our future operations.

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

If the U.S. Postal Service, the sole supplier of digital certificates for our Internet postage device, is unable to timely meet our commercial supply needs, our ability to expand our customer base will be severely limited and we will lose revenues.

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

The U.S. Postal Service has invoiced us for fees in connection with digital certificates issued by the U.S. Postal Service to our customers. We have disputed these fees, but it is too early to ascertain the outcome of this dispute. Should the U.S. Postal Service pursue a claim against us successfully for these fees, our gross margins will be adversely impacted. In addition, the U.S. Postal Service recently delivered to us a letter setting forth various conditions to our continued authorization to distribute Internet postage, including a requirement that we pay fees for digital certificates. If the U.S. Postal Service has the legal right to condition our authorization to distribute Internet postage on our compliance with these requirements, we fail to comply with these requirements, and our authorization to distribute Internet postage is revoked by the U.S. Postal Service, our business, financial condition and results of operations would be materially and adversely affected.

System failures could harm our reputation, result in loss of revenue and substantially and adversely affect our ability to attract or retain customers.

Our business and reputation with customers depend upon the efficient and uninterrupted operation of our Web site, processing systems and network infrastructure, including critical portions of this infrastructure that are hosted by third parties, for registration of new customers and processing of Internet postage transactions. In addition, our service depends upon continuous operation of the U.S. Postal Service's secure postage accounting vault for our customers to purchase postage. We have experienced complete system failure for short periods of up to four hours during initial commercial launch of our service. In addition, we experienced a partial system failure for a two-day period in May 2000 and brief systems interruptions during the third quarter of 2000. We may suffer additional interruptions in our service in the future. Problems or system failures at either our location or third party locations could result in interruptions in our service. Unscheduled downtime of our service may result in loss of revenue and if these system failures persist, our business, reputation and brand could be severely harmed. We cannot assure you that we will be able to timely expand our systems infrastructure to support growth in traffic from our customers.

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

Our success depends to a significant degree upon the continued contributions of our executive management team and other senior level financial, technical, marketing and sales personnel. The loss of the services of any of these key employees or members of our senior management team could have a material adverse effect on our business and results of operations. Several members of our executive management team, including our Vice President, Finance and Chief Financial Officer, our Senior Vice President, Marketing and Sales, our Chief Technology Officer, and our Vice President, International, are no longer employed by us, and we cannot assure you that we will be able to attract qualified personnel to fill these positions. Our success depends upon our ability to attract and retain highly qualified senior management and technical, sales and marketing personnel to support planned growth of our operations. Competition for qualified employees is intense, particularly in the Internet and high technology industries. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. The loss of key personnel or our inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations.

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

We require substantial working capital to fund our business. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. We currently anticipate that our available funds, which include the net proceeds of our recent public offering, will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. The estimate of the time period during which these proceeds will be sufficient is a forward-looking statement that is subject to risks and uncertainties. Our actual funding requirements may differ materially from this as a result of the number of factors, including continued support of our Internet postage service, the introduction of new services, and investments in systems infrastructure and staffing. As a result, we may need to raise additional funds within the next twelve months. If we are unable to raise additional capital in the future, we may be required to curtail our operations significantly or discontinue or sell all or a portion of our business. If we are able to raise additional equity capital in the future, the additional equity capital would have a dilutive effect on our existing stockholders.

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

If our common stock price remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock is likely to be delisted from the Nasdaq National Market, which could eliminate the trading market for our common stock.

If the market price for our common stock remains below $1.00 per share and we are no longer listed on the Nasdaq National Market, our common stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

On November 9, 2000, we received a notice from Nasdaq that our common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required for continued listing on the Nasdaq National Market. The notice states that if at any time prior to February 7, 2001, the closing bid price of our common stock is not sustained at $1.00 or more for at least 10 consecutive trading days, our common stock will be delisted at the opening of business on February 9, 2001. If the bid price of our common stock is sustained at $1.00 or more for at least 10 consecutive trading days, Nasdaq will reevaluate our compliance with the listing qualifications.

In order to increase the price of our common stock to comply with Nasdaq listing requirements, we may choose to implement a reverse stock split, which may cause the market to reduce the trading volume and price for our common stock.

To maintain the listing requirements of Nasdaq, we may chose to implement a reverse stock split to increase the price of our common stock above $1.00 per share. The market sometimes views reverse stock splits negatively. If the market were to view such a reverse stock split negatively, it could hurt the trading volume and price of our common stock after the reverse stock split and adversely affect the ability of our stockholders to sell shares of our common stock.

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

Interest Rate Risk

As of September 30, 2000, the Company had cash and cash equivalents of approximately $35.8 million invested in short term investments. Due to the short-term nature of these investments and the Company's investment policies and procedures, the Company has determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company.

As of September 30, 2000, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

Equity Price Risk

As of September 30, 2000, we did not hold any equity investments.

Foreign Currency Exchange Rate Risk

We realize all of our revenues in U.S. dollars, and as of September 30, 2000, all of our revenues were derived from customers in the United States. Therefore, we do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

On June 10, 1999, Pitney Bowes filed suit against us in the U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that we are infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. One week later, Pitney Bowes filed a similar complaint against one of our competitors, Stamps.com, alleging infringement of two of the seven Pitney Bowes patents alleged in the complaint against the Company. On July 30, 1999, we filed our answer to Pitney Bowes' complaint in which we deny all allegations of patent infringement and assert affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, we also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with the Company's business relations based, in part, upon our allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and businesses from investing and entering into agreements with us. Our suit seeks compensatory and treble damages, injunctive relief and recovery of attorneys' fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of our affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims. On July 28, 2000 the U.S. District Court for the District of Delaware granted Pitney Bowes''motion to bifurcate discovery and trial of certain defenses and counterclaims of the Company. On April 14, 2000, Pitney

Bowes filed a motion to amend their original complaint seeking to assert one additional patent held by Pitney Bowes and to remove one of the seven originally asserted patents held by Pitney Bowes. On July 28, 2000, the U.S. District Court for the District of Delaware granted Pitney Bowes' motion to amend. We are continuing to investigate the claims against us as well as infringement by Pitney Bowes of our patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future.

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

On May 10, 1999, in U.S. District Court, the Company obtained a temporary restraining order against Dave Lahoti ordering Mr. Lahoti to refrain from using his Web site, which he had registered as "estamps.com." On June 14, 1999, the U.S. District Court granted a preliminary injunction requiring Mr. Lahoti to refrain from using his Web site in connection with Internet postage and to place a disclaimer identifying that his Web site is not associated with the Company. On February 7, 2000, the U.S. District Court found Mr. Lahoti in contempt of the preliminary injunction, and ordered Mr. Lahoti to transfer to the Company administrative control of the domain name "estamps.com" and to pay to the Company's attorney's fees and costs incurred by the Company in connection with the contempt order. On June 14, 2000, the U.S. District Court found Mr. Lahoti had infringed upon the trademark "E-STAMP," ordered Mr. Lahoti to refrain from using Internet domain names confusingly similar to "E-STAMP" and ordered Mr. Lahoti to pay to the Company all attorneys fees incurred by the Company in connection with the litigation. Mr. Lahoti has filed a notice of appeal with the U.S. District Court of Appeals for the Ninth Circuit to appeal the final judgement of the U.S. District Court.

Item 2.    Changes In Securities and use of Proceeds

From October 8, 1999, the effective date of the Registration Statement, to September 30, 2000, the ending date of the reporting period, the approximate amount of the net offering proceeds used were $100.1 million for general business operations including funding of operating losses generated in the three and nine month ended September 30, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 5.       Other Information

On June 7, 2000, the Company provided a relocation loan to Roderick Witmond in the original principal sum of $400,000. The loan is due and payable on the earlier of 90 days following the termination of his employment with the Company or the fifth anniversary of the loan. The loan will be partially forgiven if Mr. Witmond remains employed by the Company for the term of the loan or Mr. Witmond's employment with the Company is terminated as a result of a reduction in force. The loan is secured by a deed of trust encumbering his residence.

On October 17, 2000, the Board of Directors of the Company adopted a plan under Rule 16b-3 of the Securities and Exchange Act of 1934 for purposes of repurchasing shares of restricted common stock from certain officers of the Company ("Repurchase Plan"). The Repurchase Plan applies to shares of common stock of E-Stamp Corporation held by Robert Ewald, Bruce White, Roderick Witmond and Edward Malysz subject to a repurchase right in favor of the Company under the Restricted Stock Repurchase Agreements between the officers and the Company. Pursuant to the Restricted Stock Repurchase Agreements, the purchase price for the repurchase of the shares is equal to the purchase price originally paid by the officers for the shares. On October 23, 2000, the Company repurchased 878,906 shares from Mr. Ewald, 156,250 shares from Mr. White, 140,625 shares from Mr. Witmond, and 128,906 shares from Mr. Malysz pursuant to the terms of the Repurchase Plan and the Restricted Stock Repurchase Agreements. The purchase price was paid through an equivalent reduction to the principal balances of the respective promissory notes delivered by the officers to the Company in connection with the original purchase of the shares.

On November 9, 2000, we received a notice from Nasdaq that our common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required for continued listing on the Nasdaq National Market. The notice states that if at any time prior to February 7, 2001, the closing bid price of our common stock is not sustained at $1.00 or more for at least 10 consecutive trading days, our common stock will be delisted at the opening of business on February 9, 2001. If the bid price of our common stock is sustained at $1.00 or more for at least 10 consecutive trading days, Nasdaq will reevaluate our compliance with the listing qualifications.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed herewith.
10.28    Promissory Note dated June 7, 2000 between the Company and Roderick
         Witmond.

10.29    Letter dated October 23, 2000 between the Company and Robert Ewald.

10.30    Letter dated October 23, 2000 between the Company and Roderick Witmond.

10.31    Letter dated October 23, 2000 between the Company and Edward Malysz.

27.1     Financial data schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated:    November 14, 2000


                           /s/ Edward F. Malysz
                           -----------------------
                           Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

10.28   Promissory Note dated June 7, 2000 between the Company and Roderick
        Witmond.

10.29   Letter dated October 23, 2000 between the Company and Robert Edwald.

10.30   Letter dated October 23, 2000 between the Company and Roderick Witmond.

10.31   Letter dated October 23, 2000 between the Company and Ed Malysz.

27.1    Financial data schedule