Form 10-K
period 2000-12-31
E STAMP CORP
filed 2001-03-29
CIK 1092917

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

  [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the Fiscal Year Ended December 31, 2000

                                      or

    [_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934
     For the Transition Period from                   to

                        Commission File Number: 0-27417

                              E-Stamp Corporation

            (Exact name of Registrant as specified in its charter)

                     Delaware                                          76-0518568
         (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                         Identification Number)

      2051 Stierlin Court, Mountain View, CA                             94043
     (Address of principal executive office)                           (zip code)

      Registrant's telephone number, including area code: (650) 919-7500

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

                               Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 2001 as reported on the National Market of The Nasdaq Stock Market, was approximately $3,926,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2001, registrant had outstanding 38,150,637 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   The Business section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors" commencing on page 18.

                                    PART I

Item 1. BUSINESS

Overview

   E-Stamp Corporation is a provider of transportation management solutions to a wide range of customers, including retailers, manufacturers and distributors. Our solutions automate the operation of shipping and distribution centers by allowing customers to compare multiple shipping carrier rates, print shipping manifests and shipping carrier labels, and track shipment status. We sell our solutions primarily through a direct sales force. Additionally, we have commenced relationships with value added resellers. We also offer client evaluation, software products and professional consulting services.

   During 2000, we provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. During 2000, we undertook two corporate restructurings. In July 2000, we restructured our organization to focus on the development, marketing and sales of our transportation management solutions and reduce our emphasis on our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings.

Company History

   Prior to September 1996, we conducted operations as Post N Mail, L.L.C., a Texas limited liability company formed in April 1994. From April 1994 until the September 1996 merger with E-Stamp, Post N Mail engaged in discussions with the U.S. Postal Service regarding non-traditional postal services and, as use of the Internet became more prevalent, focused on the development of our Internet postage service. In September 1996, Post N Mail was merged into E-Stamp Corporation, a Delaware corporation. Following the merger, we continued to develop our Internet postage service. We entered the U.S. Postal Service's three-phase beta test certification process in March 1998 and received final U.S. Postal Service approval for our Internet postage service on August 9, 1999.

   In May 2000, we acquired Infinity Logistics Corporation, a provider of a Web-enabled warehouse management solutions, and Automated Logistics Corp., a provider of transportation management solutions. The total purchase price was $9.0 million and consisted of a combination of cash, stock and assumed liabilities. The transaction was accounted for as a purchase and, accordingly, Infinity Logistics Corporation and Automated Logistics Corp.'s results of operations have been included in E-Stamp's results of operations from May 23, 2000, which was the date of acquisition.

   In November 2000, we announced the phase-out of our Internet postage product line to enable us to focus on our transportation management solutions. As part of the transition, we reduced our workforce by approximately 30%, deploying the remaining organization and resources toward the development, marketing and sale of our transportation management solutions. We discontinued our Internet postage service on December 31, 2000, and accepted eligible product returns and requests for postage refunds that were postmarked by February 28, 2001.

Products and services

 Software

   DigitalShipper(TM) Enterprise, our transportation management solution, and e-Receive(TM), our receiving solution, are based on software that we license from Kewill Electronic Commerce and our proprietary user interface software.

   DigitalShipper Enterprise is a multi-carrier, integrated transportation management solution, targeted at large- and medium-sized companies. It allows a customer to compare rates and services for all of the major small package and freight carriers, review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports from one system. This allows a customer to optimize its shipping process, thereby saving time and reducing shipping and labor costs.

   e-Receive is an internal receiving and delivery system for enterprises that use a portable data collection device to track incoming packages and documents. The handheld device scans the bar code on a package label, providing both delivery verification and documentation. An organization's mail center can use e-Receive to receive, record, sort and confirm delivery of packages and documents.

   Prior to March 2001, we also offered e-Warehouse(TM), a warehouse distribution management system targeted at small- to medium-sized companies, to enable the visualization and management of inventory throughout customer warehouse operations. We have discontinued offering e-Warehouse to new customers in order to further develop the operability and functionality of the product. We continue to support existing customers using the product in its current form.

 Professional Services

   Our professional services group provides our customers with expertise and assistance in planning and implementing our solutions. To ensure a successful product implementation, consultants evaluate customer needs, assist customers with the initial installation of a system, as well as the conversion and transfer of the customer's historical data onto our system, and provide ongoing training education. We also provide system upgrades to those customers who have purchased our maintenance and support services. This ensures the customer's success with our solution, strengthens our relationship with the customer, and adds to our industry-specific knowledge base for use in future implementations and product development efforts.

   Professional services are an integral part of system implementation. Our professional services include product installation and system integration, and a majority of our customers utilize our services for ongoing support of our software products, as well as product upgrades. Professional services are either included in annual maintenance and support contracts or billed on an hourly basis.

 Support and Software Upgrades

   From time to time, we offer our customers software upgrades providing increased functionality and technological advances incorporating emerging supply chain execution, transportation management and other industry initiatives. As of December 31, 2000, a majority of our customers were participating in our support and upgrade program. With DigitalShipper Enterprise, we have the ability to remotely access the customer's system in order to perform diagnostics, on-line assistance and software upgrades. We currently offer 24-hour support plus upgrades for a fee based on the current software license fee.

 Hardware

   In conjunction with the licensing of our software, we resell a variety of hardware products developed and manufactured by third parties in order to provide our customers with integrated solutions. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners and related hardware and peripherals. We resell all third party hardware products under agreements or purchase orders with manufacturers or through distributor-authorized reseller agreements. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain significant hardware inventory.

 Consumable Supplies

   We offer a range of supplies used in connection with the use of our transportation management solutions. These supplies include shipping labels, various other labels, warehouse audit tags and thermal transfer film.

Product Development

   Our development efforts are focused on improving the functionality, performance and quality of existing products. An additional focus is on ease of installation and deployment. Our goal is to offer our customers a highly configurable product with increased functionality that requires minimal customization.

   Our future success depends in part upon our ability to continue to enhance existing products and respond to changing customer requirements. To that end, our development efforts frequently focus on core system enhancements incorporating new user requirements and features identified through customer interaction and systems implementation experiences.

   Our research and development expenses for the years ended December 31, 1998, 1999 and 2000 were $5.6 million, $14.0 million and $18.2 million, respectively. We intend to continue to invest in product development, principally to enhance the functionality and operability of our transportation management and warehouse management solutions.

Competition

   The supply chain execution market, which includes transportation management systems, is highly competitive and characterized by rapid technological change. The competitive market changes frequently and contains numerous companies offering a wide range of solutions that differ in functionality and scope. The principal competitive factors in the supply chain software markets we serve are product features, functionality, architecture and quality, product suite integration, ease and speed of implementation, customer service and satisfaction, vendor and production reputation, product price and support, product related services, and compliance with industry standards and requirements.

   Our existing competitors include iShip, Tan Data, Kewill, Federal Express, UPS, Neopost, Manhattan Associates, Inc., Manugistics Group, Inc., EXE Technologies, Inc., Optum Inc. and McHugh Software International, Inc., as well as smaller independent companies that offer software solutions that compete with our software solution. We license software technology for our transportation management and receiving solutions from Kewill Electronic Commerce, which also offers its transportation management and receiving solutions directly to customers.

   Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed based of customers than we do. In order to be successful, we must continue to respond promptly and effectively to technological change and competitors' innovations. There can be no assurance that our current or potential competitors will not develop products comparable or superior in terms of price and performance features to those developed by us. In addition, no assurance can be given that we will not be required to make substantial additional investments in connection with our research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. Increased competition may result in reductions in market share, pressure for price reductions and related reductions in gross margins, any of which could materially and adversely affect our ability to achieve our financial and business goals.

Sales and Marketing

   To date, we have generated substantially all of our transportation management and warehouse management product revenues through our direct sales force. We have also commenced relationships with value added resellers, although we have only one sale from these arrangements to date. We plan to continue selling our solutions in this manner. Our marketing programs include advertising, public relations, trade shows, joint programs with vendors and ongoing customer communication programs. The sales cycle typically begins with the generation of a sales lead or the receipt of a request for proposal from a prospective customer. The sales lead or request for proposal is followed by the qualification of the lead or prospect, an assessment of the customer's requirements, a formal response to the request for proposal, presentations and product demonstrations, and contract negotiation. The sales cycle can vary substantially from customer to customer, but typically requires three to six months.

Customers

   We provide transportation management and warehouse management systems to small and medium-sized companies, as well as retailers, manufacturers, warehouses and distribution centers. Some of our customers include SanDisk Corporation, iPrint and the California Department of Forestry, as well as divisions of larger companies, such as Oracle and Sony Music.

Intellectual Property

   We regard our technology as proprietary and attempt to protect it by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We generally enter into confidentiality or license agreements with our employees and consultants, and control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We are in the process of pursuing the registration in the U.S. for a number of our trademarks and service marks, and we cannot assure that any of these trademark registrations will be issued or that if they are issued that we will be able to successfully enforce them. Despite efforts to protect our intellectual property rights, we face substantial uncertainty regarding the impact that other parties' intellectual property positions will have on the markets that we serve.

   We do not have any issued patents in connection with our transportation management business. We have been issued patents pertaining to our Internet postage business, which we discontinued during December 2000. Our issued patents will expire between 2010 and 2016.

Employees

   As of December 31, 2000, we employed 91 full-time employees. From time to time, we employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

                EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Executive Officers and Directors

   The following table sets forth our executive officers' and directors' ages and positions as of December 31, 2000.

Robert H. Ewald......   53 President, Chief Executive Officer and Director
Edward F. Malysz.....   41 Vice President, General Counsel, Secretary and Acting
                            Chief Financial Officer
Roderick M. Witmond..   37 Vice President, Business Development
Paul A. Goldman......   39 Vice President, Sales and Marketing
Laurie L. Lindsey....   45 Vice President, Product Development
Daniel P. Walsh......   32 Vice President, Operations
Marcelo A. Gumucio...   63 Chairman of the Board
John V. Balen(1).....   40 Director
Thomas L. Rosch(2)...   38 Director
Peter G. Boit........   41 Director
Adam Wagner(1).......   42 Director
Rebecca Saeger(2)....   45 Director
Robert J. Cresci(1)..   57 Director

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

   Edward F. Malysz has been our Vice President, General Counsel and Secretary since June 1999. In April 2000, Mr. Malysz assumed the additional role of Acting Chief Financial Officer. From July 1993 to June 1999, Mr. Malysz held various legal positions with Silicon Graphics, Inc., a manufacturer of computer workstations, servers and supercomputers, most recently serving as Senior Corporate Counsel. From August 1988 to July 1993, Mr. Malysz was a transactional lawyer with the law firm of Berliner Cohen. From August 1982 to December 1984, Mr. Malysz was a certified public accountant with Arthur Young & Company, an accounting firm. Mr. Malysz received his B.A. in economics from the University of California, Santa Barbara and J.D. from Santa Clara University.

   Roderick M. Witmond joined E-Stamp in August 1999 and currently serves as Vice President, Business Development. He has also served as Vice President, Operations, Vice President, Strategic Development and Vice President, Shipping, Mailing and Supplies Business Unit. From July 1995 to August 1999, Mr. Witmond was a Principal Consultant with the Government Consulting Practice of PricewaterhouseCoopers. Mr. Witmond received his B.S. from London University in London, England and his M.B.A. from the University of Virginia.

   Paul A. Goldman joined E-Stamp in May 2000 with the acquisition of Infinity Logistics, and currently serves as Vice President, Sales and Marketing. From January 1990 to May 2000, Mr. Goldman was President of Automated Logistics. In May 1998, Mr. Goldman founded Infinity Logistics and served as President and CEO from May 1998 to May 2000. Prior to May 1998 Mr. Goldman was Area Sales Manager of the Northwest Pacific Region at Pitney Bowes. Mr. Goldman received his B.A. in Marketing from Boston College.

   Laurie L. Lindsey has been our Vice President, Product Development since April 2000. From August 1997 to February 2000, Ms. Lindsey was Director of the EcoTOOLS Product Center for Compuware. From February 1992 to June 1997, Ms. Lindsey was Director of Engineering at Novell, Inc. Ms. Lindsey received her B.S. in Mathematics and Computer Science from University of California, Riverside, and her M.S. in Computer Science from California State University, Fullerton.

   Daniel P. Walsh has been our Vice President, Operations since November 2000. Mr. Walsh joined E-Stamp in June 2000. From March 1995 to June 2000, Mr. Walsh held various positions at Visa International, including Department Head of Corporate Systems. From May 1991 to February 1995 Mr. Walsh held various software development and management positions at Kraft Foods, in the areas of corporate and operational software applications. Mr. Walsh also held various software development positions from 1989 to 1991 at Harris Bank, Chicago, IL. Mr. Walsh received his B.S. in Business from Indiana University.

   Marcelo A. Gumucio has served as Chairman of the Board since November 1998. Mr. Gumucio is Managing Partner of Gumucio, Burke and Associates, a private investment firm that he co-founded in 1992. From April 1996 to July 1997, Mr. Gumucio was Chief Executive Officer of Micro Focus PLC, an enterprise software provider. He also served as a member of the Micro Focus' board of directors from January 1996. Before joining Micro Focus, Mr. Gumucio was President and Chief Executive Officer of Memorex Telex NV between 1992 and 1996. Mr. Gumucio currently serves on the board of directors of BidCom, Inc., Digital Island and Burr Brown Corporation and serves as Chairman of the boards of WebSentric and NetFreight. Mr. Gumucio received his B.S. in mathematics from the University of San Francisco and M.S. in applied mathematics and operations research from the University of Idaho. Mr. Gumucio is also a graduate of the Harvard Business School Advanced Management Program.

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

   Peter G. Boit has served on the Board of Directors since July 2000. Since 1994, Mr. Boit has been with Microsoft Corporation in various positions, including Sales Manager, Director of Licensing, General Manager of Licensing, and most recently as Vice President of e-Commerce. Since January 2000, he has served as a director for Vertaport, a privately held company. Mr. Boit received his B.A. in English from the University of Vermont and M.B.A from the Kellogg Graduate School of Management at Northwestern University.

   Adam Wagner has served on the Board of Directors since November 1996. Mr. Wagner is the founder and principal of Neo Ventures, LLC, a privately held investment firm, since its formation in September 1999. From

June 1992 until September 1999, Mr. Wagner served as Vice President, Investments at Wagner & Brown, Ltd., a closely-held oil and gas investment company. Mr. Wagner currently serves on the board of directors of Advanced Data Analysis and Preservation Technology, Inc., Innotek Powder Coatings, L.L.C. and SeaSound, LLC Mr. Wagner received his B.S. in geology from the University of Oklahoma and M.B.A. from the University of Southern California.

   Rebecca Saeger has served on the Board of Directors since September 1999. Since June 1997, Ms. Saeger has served as Executive Vice President of Brand Marketing for VISA U.S.A., a provider of payment products and services. From June 1991 to May 1997, Ms. Saeger served in various positions at Foote, Cone & Belding San Francisco, an advertising agency, including Senior Vice President, Group Management Supervisor and Director of Account Management. From June 1980 to April 1991, Ms. Saeger worked at Ogilvy and Mather New York, an advertising agency, where she held a variety of positions, including most recently, Senior Vice President, Group Director. Ms. Saeger received her B.A. from Muhlenberg College and M.B.A. from the Wharton School of Business, University of Pennsylvania.

   Robert J. Cresci has served on the Board of Directors since October 1999. Since 1990, Mr. Cresci has served as a Managing Director of Pecks Management Partners Ltd., which specializes in managing portfolios of public and private convertible securities for institutional clients. Mr. Cresci currently serves on the board of directors of Sepracor, Inc., Aviva Petrolium Ltd., Film Roman, Inc., Castle Dental Centers, Inc., j2 Global Communications, Inc., Candlewood Hotel Co. and SeraCara, Inc. Mr. Cresci is a graduate of the United States Military Academy at West Point and received an MBA from Columbia University.

Classified Board

   Our certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors will be elected each year. Marcelo A. Gumucio and Adam Wagner have been designated Class II directors whose terms expire at the 2001 annual meeting of stockholders. Peter Boit, John V. Balen and Rebecca Saeger have been designated as Class III directors whose terms expire at the 2002 annual meeting of stockholders. Robert H. Ewald, Thomas L. Rosch and Robert J. Cresci have been designated Class I directors whose terms will expire at the 2003 annual meeting of stockholders. This classification of the board of directors may delay or prevent a change in control of our company or in our management.

   Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

Board Committees

   We established an audit committee and a compensation committee in July
1998.

   Our audit committee currently consists of Messrs. Balen, Wagner and Cresci. Among other duties, the audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent auditors.

   Our compensation committee currently consists of Mr. Rosch and Ms. Saeger. The compensation committee reviews and recommends to the board of directors the compensation and benefits of our employees.

Director Compensation

   Except for our Chairman of the Board, we do not currently compensate our directors in cash for their service as members of the board of directors, although we reimburse our directors for expenses in connection with attendance at board of director and compensation committee meetings. We currently pay Mr. Gumucio $9,537 per month for his service as Chairman of the Board. In addition, we provide Mr. Gumucio with health coverage and other employee benefits, and have agreed to provide Mr. Gumucio and his dependents with continued health coverage until the age of 65. Under our stock option plan, directors are eligible to receive stock option grants at the discretion of the board of directors or other administrator of the plan.

ITEM 2. PROPERTIES

   Our headquarters are currently located in a leased facility in Mountain View, California, consisting of approximately 92,300 square feet. The lease expires in April 2007. We currently utilize less than one-half of the leased facility and do not anticipate a need for additional space for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   On June 10, 1999, Pitney Bowes filed suit against us in the U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes' patents. The suit alleges that we are infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys fees and other unspecified damages. On July 30, 1999, we filed our answer to Pitney Bowes complaint in which we deny all allegations of patent infringement and assert affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, we also brought various counterclaims against Pitney Bowes claiming Pitney Bowes violation of Section 2 of the Sherman Act and intentional and tortious interference with our business relations based, in part, upon our allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and businesses from investing and entering into agreements with us. Our suit seeks compensatory and treble damages, injunctive relief and recovery of attorneys fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of our affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims. On July 28, 2000 the U.S. District Court for the District of Delaware granted Pitney Bowes' motion to bifurcate discovery and trial of certain of our defenses and counterclaims. On April 14, 2000, Pitney Bowes filed a motion to amend their original complaint seeking to assert one additional patent held by Pitney Bowes and to remove one of the seven originally asserted patents held by Pitney Bowes. On July 28, 2000, the U.S. District Court for the District of Delaware granted Pitney Bowes' motion to amend. We are continuing to investigate the claims against us as well as infringement by Pitney Bowes of our patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future.

   On March 16, 2001, a plaintiff filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contracts with plaintiff and other customers. The plaintiff seeks compensatory damages and disgorgement of monies received in connection with the sale of Internet postage products. We are currently investigating the claims against us and intend to vigorously defend this action.

   Pendency of the these legal proceedings can be expected to result in significant expenses to us and the diversion of management time and other resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on The Nasdaq Stock Market's National Market under the symbol "ESTM." The following table sets forth, for the periods indicated, the range of the high and low sale prices for our common stock as reported on The Nasdaq Stock Market's National Market.

                              Quarter                            High     Low
                              -------                           ------- -------
     Fiscal Year Ended December 31, 1999:
       Fourth Quarter (from October 8, 1999)................... $39.250 $18.000

     Fiscal Year Ended December 31, 2000:
       First Quarter........................................... $23.063 $ 7.313
       Second Quarter.......................................... $ 6.464 $ 1.688
       Third Quarter........................................... $ 2.000 $ 0.875
       Fourth Quarter.......................................... $ 0.969 $ 0.125

   The last reported sale price of our common stock on The Nasdaq Stock Market's National Market on February 28, 2001 was $0.125. As of February 28, 2001, there were 38,150,637 shares of common stock outstanding that were held of record by approximately 584 stockholders.

   On November 9, 2000, we received a notice from The Nasdaq Stock Market that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on The Nasdaq National Market. On March 23, 2001, we attended a hearing before the Nasdaq Qualifications Hearing Panel to determine if our common stock should continue to be listed on The Nasdaq National Market, and we are awaiting a determination by The Nasdaq Stock Market of our listing status on The Nasdaq National Market . If our common stock is delisted from The Nasdaq National Market, its liquidity and trading price could be negatively impacted.

Dividend Policy

   We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in connection with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                         Year Ended December 31,
                               -----------------------------------------------
                                1996     1997      1998      1999      2000
                               -------  -------  --------  --------  ---------
                                  (In thousands, except per share data)
Statement of Operations Data
Net product and services
 revenues....................  $    --  $    --  $     --  $  1,318  $   5,337
Cost of sales................       --       --        --     2,396      6,396
                               -------  -------  --------  --------  ---------
Gross loss...................       --       --        --    (1,078)    (1,059)
Operating expenses:
 Research and development....    2,387    3,916     5,603    14,024     18,170
 Sales and marketing.........    1,761    1,743     2,722    22,292     54,179
 General and administrative..    1,739    1,748     1,897     8,419      9,304
 In-process research and
  development................       --       --        --        --      1,677
 Goodwill and intangible
  asset amortization.........       --       --        --        --      1,060
 Restructuring charges.......       --       --        --        --     20,291
 Amortization of deferred
  stock compensation.........      688      414       858    10,589      8,040
 Amortization of deferred
  distribution costs.........       --       --        --       950      2,850
                               -------  -------  --------  --------  ---------
Total operating expenses.....    6,575    7,821    11,080    56,274    115,571
                               -------  -------  --------  --------  ---------
Loss from operations.........   (6,575)  (7,821)  (11,080)  (57,352)  (116,630)
Interest income, net.........      236      143       370     1,942      3,804
                               -------  -------  --------  --------  ---------
Net loss.....................   (6,339)  (7,678)  (10,710)  (55,410)  (112,826)
Accretion on redeemable
 convertible preferred
 stock.......................       --     (196)   (1,383)   (2,086)        --
                               -------  -------  --------  --------  ---------
Net loss attributable to
 common stockholders.........  $(6,339) $(7,874) $(12,093) $(57,496) $(112,826)
                               =======  =======  ========  ========  =========
Net loss per share, basic and
 diluted(1)..................  $ (0.51) $ (0.61) $  (0.92) $  (3.32) $   (3.04)
                               =======  =======  ========  ========  =========
Shares used in computing net
 loss per share, basic and
 diluted.....................   12,543   12,966    13,075    17,313     37,144
                               =======  =======  ========  ========  =========


                                               As of December 31,
                                    ------------------------------------------
                                     1996   1997      1998      1999    2000
                                    ------ -------  --------  -------- -------
                                                 (In thousands)
Balance Sheet Data:
Cash and cash equivalents.......... $3,910 $ 4,111  $ 10,217  $118,689 $25,233
Working capital....................  3,394   2,398     8,805   124,590  19,543
Total assets.......................  4,873   4,763    10,811   136,417  42,907
Capital lease, net of current
 portion...........................     88      38        11        --      --
Redeemable convertible preferred
 stock.............................     --   6,126    23,469        --      --
Total stockholders' equity
 (deficit).........................  4,070  (3,390)  (15,196)  127,330  30,977

--------
(1) See Note 11 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in the section titled "Risk Factors" beginning on page 18. You should read the following discussion with the "Selected Financial Data" and our financial statements and related notes included elsewhere in this report.

Overview

   Our original business model was to provide an Internet postage service that enabled users to conveniently purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In 2000, we substantially changed our focus to business users. In May 2000, we acquired two logistics companies, Infinity Logistics Corporation and Automated Logistics Corp. These companies offered transportation management and warehouse management solutions to allow enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

   During 2000, we undertook two corporate restructurings. In July 2000, we restructured our organization to focus on the development, marketing and sales of our transportation management solutions and reduce our emphasis on our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings. In connection with the phase-out of the Internet postage business, we allowed customers to return certain items purchased since September 1, 2000 for full refund. As a result, we did not recognize revenue on any Internet postage shipments in the fourth quarter of 2000.

   We have incurred net losses in each quarterly and annual period since our inception and as of December 31, 2000 we had accumulated aggregate losses of $188.7 million. The quarter ended September 30, 1999 was the first quarter in which we generated revenues. Until the acquisition of Infinity Logistics Corporation and Automated Logistics Corp. in May 2000, all of our revenues were generated by the Internet postage business. In November 2000, we announced that we were phasing-out of the Internet postage business and ceased recognizing revenue on Internet postage shipments as of October 1, 2000.

   We currently generate revenues from the sale of our transportation management and warehouse management solutions and associated hardware and software and from maintenance and service contracts. Revenues from transportation management and warehouse management solutions are generally recognized upon shipment of the associated hardware and software. Revenues from software license fees are recognized in accordance with AICPA Statement of Position ("SOP") 97-2 and SOP 98-9 when the software has been delivered, persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain. When significant obligations remain after the products are delivered, revenues are recognized only after these obligations are fulfilled. Service and maintenance revenues are recognized ratably over the contractual period or as the services are provided.

   Prior to phasing out our Internet postage business, we generated revenues for our Internet postage products from software license fees, ongoing convenience fees for the purchase of postage over the Internet, and the sale of ancillary postage supplies and technology license fees. In connection with phasing out the Internet postage business, we allowed customers to return certain items purchased since September 1, 2000 for full refund. Consequently we did not recognize revenues on any Internet postage shipments in the fourth quarter of 2000.

   Software license fees for our Internet postage products were amounts paid by end-users for a perpetual license to our software. Our software package allowed the end-user to apply for a USPS license. When we were notified that the USPS had approved the license, we shipped a secure Internet postage storage device, which was necessary for the use of our software, to the end-user. Revenues from software license fees were recognized in accordance with SOP 97-2 and SOP 98-9. Revenues from software license fees were recognized when delivery of the secure Internet postage storage device and the software were complete, when persuasive evidence of an arrangement existed, collection was probable, the fee was fixed or determinable and no significant obligations remained.

   Technology license fees represented revenues earned from original equipment manufacturers, which incorporated our Internet postage technology into their product. Technology license fee revenues were recognized in accordance with SOP 97-2 and SOP 98-9 when the technology had been delivered, persuasive evidence of an arrangement existed, collection was probable, the fee was fixed or determinable and no significant obligations remained.

   Postage convenience fees were amounts paid by end-users for the delivery of postage by us to the end-user. The convenience fees were based on the amount of postage ordered by the end-user. Revenues from postage convenience fees were recognized when the postage was downloaded into the secure postage storage device.

   We recognized revenues related to Internet postage supplies when the supplies were delivered.

   Revenues recognized during 2000 from arrangements deemed to be nonmonetary exchange of our products and services totaled approximately $976,000. Revenues from these exchanges were recorded at the fair value of the products and services provided or received, whichever was more clearly evident. There was no corresponding cost of revenues related to these transactions.

   Our costs of revenues for our transportation management and warehouse management solutions include the costs of manuals, packaging, license fees, hardware costs and support costs. The cost of revenues for our Internet postage products, services and supplies included the costs of manuals, packaging, the postage device, credit card and electronic funds transfer fees, the address management system, support costs, fulfillment costs and direct costs from the sale of postage supplies.

   The revenue and income potential of our new business and market is unproven, and our limited operating history makes it difficult to evaluate our prospects. We expect to continue to incur net losses for the foreseeable future and may never achieve profitable operations.

Results of Operations

 Year Ended December 31, 1999 Compared to Year Ended December 31, 2000

   Revenues. Until our acquisition of Infinity Logistics Corporation and Automated Logistics Corp. in May 2000, all of our revenues were generated by our Internet postage products and related technologies. Revenues for the year ended December 31, 2000 totaled $5.3 million as compared to $1.3 million for the year ended December 31, 1999. Revenues generated by our transportation management and warehouse management products were $1.2 million, or 22% of net product and services revenues for the year ended December 31, 2000. Revenues from our Internet postage products were $4.1 million, or 78% of total net product and services revenues for 2000. As discussed above, we did not recognize any revenue from our Internet postage products in the fourth quarter of 2000.

   Cost of Sales. Cost of sales includes costs related to product shipments, including materials, labor and other direct or allocated costs involved in their manufacture or delivery. It also includes cost of customer support services and technical support. Cost of sales for the year ended December 31, 2000 totaled $6.4 million as compared to $2.4 million for the year ended December 31, 1999. The gross loss was primarily attributable to our Internet postage product line because we were not able to achieve sufficient revenue levels in this product line to cover our costs. As discussed above, we decided to phase out our Internet postage business in November 2000 and did not recognize any revenue from our Internet postage products in the fourth quarter of 2000.

   Research and Development. Research and development expenses include expenses for the research, design and development of our two product lines, including expenses such as salaries and benefits, consulting expenses, and the related facilities, equipment and information technology costs. Research and development expenses increased 30% to $18.2 million for the year ended December 31, 2000 from $14.0 million for the year ended December 31, 1999. The increase of $4.2 million in 2000 was primarily attributable to increases in employee and consulting costs and related facilities and equipment expenses.

   Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, strategic partner marketing and other marketing program costs. It also includes expenses such as salaries and benefits, consulting expenses and related facilities, equipment and information technology costs. Sales and marketing expenses increased 143% to $54.2 million for the year ended December 31, 2000 from $22.3 million for the year ended December 31, 1999. The increase of $31.9 million in 2000 was primarily attributable to increased spending on marketing programs, advertising and promotion as well as to increases in employee and consulting costs and related facilities and equipment expenses.

   General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, facilities and office expenses, and depreciation and other equipment costs. General and administrative expenses increased 11% to $9.3 million for the year ended December 31, 2000 from $8.4 million for the year ended December 31, 1999. The increase of $0.9 million in 2000 was primarily attributable to increases in employee costs and related facilities, equipment and information technology costs. The increase in spending was partially offset by a reduction in non-cash stock compensation charges. The non-cash stock compensation charge in 1999 was $1.9 million compared to $0.1 million in 2000.

   In-process Research and Development. In May 2000, we acquired Infinity Logistics Corporation and Automated Logistics Corp. These companies provide transportation management solutions that allow enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. Based on an independent appraisal, approximately $1.7 million of the purchase price has been allocated to in-process research and development related to Infinity Logistics Corporation products that had not yet reached technological feasibility and had no alternative future use. This amount was expensed immediately.

   As of the acquisition date, in-process research and development of Infinity Logistics Corporation and Automated Logistics Corp. consisted of the development of two products, e-Warehouse, which was 80 percent complete, and DigitalShipper Enterprise, which was 75 percent complete. The e-Warehouse product was completed and introduced in July 2000 and the DigitalShipper Enterprise product was completed and introduced in late June 2000. In March 2001, we discontinued offering the e-Warehouse product to new customers in order to further develop the operability and functionality of the product.

   In valuing the in-process technologies of Infinity Logistics Corporation and Automated Logistics Corp. at the acquisition date, we used a discounted cash flow analysis based on projected net product and services revenues, cost of revenues, operating expenses and income taxes resulting from these technologies over a 4-year period. The projected financial results, which were discounted using a 25 percent rate, were based on expectations for Infinity Logistics Corporation and Automated Logistics Corp. on a stand alone basis and excluded any special synergistic benefits that we expected to achieve after the acquisition.

   The revenue projections for the developed technologies, which considered the release dates of new products, assumed a gradual decline. The revenue projections for the in-process research and development were based on expected trends in technology and our timing of new product introductions.

   Amortization of Goodwill and Intangible Assets. In May 2000, in connection with our acquisition of Infinity Logistics Corporation and Automated Logistics Corp., we recorded goodwill and intangible assets totaling approximately $5.8 million. This amount will be amortized over two to five years.

   Restructuring Costs. During 2000, we undertook two corporate restructurings. In July 2000, we restructured our organization to focus on the development, marketing and sales of our transportation management solutions and reduce our emphasis on our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings. These charges included $2.3 million for severance payments and benefits continuation for terminated employees, $13.3 million for asset write-offs, $2.9 million for contract terminations, and $1.8 for operations shut-down costs.

   Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $8.0 million for the year ended December 31, 2000, compared to $10.6 million for the year ended December 31, 1999. Deferred stock compensation is being amortized using the graded vesting method. In 2000, we recorded deferred stock compensation of $1.2 million related to a business combination. During 2000, we reversed approximately $3.9 million of deferred stock compensation related to unvested stock options that were forfeited upon the employees' termination of employment.

   Amortization of Deferred Distribution Costs. Amortization of deferred distribution costs was $2.9 million for the year ended December 31, 2000, compared to $0.9 million for the year ended December 31, 1999. Deferred distribution costs arose from the issuance of common stock and warrants in 1999 to investors who signed agreements to enter into joint venture, joint marketing, cooperation or other technology agreements for a one year period. These costs were fully amortized as of December 31, 2000.

   Interest Income, Net. Interest income, net, consists primarily of interest on our cash and cash equivalents, net of interest expenses attributable to equipment leases. Interest income, net, increased 96% to $3.8 million for the year ended December 31, 2000 from $1.9 million for the year ended December 31, 1999. The increase in interest income, net, was due to increased interest earned as a result of increased cash balances resulting from our public offering in November 1999.

 Income Taxes

   As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $133.6 million and $80.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2005 and through 2020, if not utilized.

   Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1999

   Revenues. Revenues for the year ended December 31, 1999 totaled $1.3 million. There were no revenues for the year ended December 31, 1998. Revenues were generated from software license fees, postage convenience fees and sales of postage supplies.

   Cost of Sales. Cost of sales includes costs related to product shipments, including materials, labor and other direct or allocated costs involved in their manufacture or delivery. It also includes cost of customer support services and technical support. Cost of sales for the year ended December 31, 1999 totaled $2.4 million. There were no costs of sales for the year ended December 31, 1998.

   Research and Development. Research and development expenses include expenses for research, design and development of our Internet postage product line, expenses related to obtaining patents from the U.S. Patent and Trademark Office, and server and network operations. Research and development expenses increased 150% to $14.0 million for the year ended December 31, 1999 from $5.6 million for the year ended December 31, 1998. The increase of $8.4 million in 1999 was primarily attributable to increases in research and development employee headcount, and consulting and contractor expenses.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, strategic partner marketing, Web site development, package design, advertising and promotional expenses, and tradeshow expenses. Sales and marketing expenses increased more than eight times to $22.3 million for the year ended December 31, 1999 from $2.7 million for the year ended December 31, 1998. The increase of $19.6 million in 1999 reflected costs associated with continued development of our marketing campaigns related to the August 1999 launch of our Internet postage product line, advertising and strategic partners expenses. The increase also reflected increases in our sales and marketing personnel.

   General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, depreciation expense and general office expenses. General and administrative expenses increased more than four times to $8.4 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998. The increase of $6.5 million in 1999 was primarily related to a one-time non-cash stock compensation charge, increased legal expenses and increases in administrative staff and other professional services.

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

   Amortization of Deferred Distribution Costs. Amortization of deferred distribution costs was $0.9 million for the year ended December 31, 1999. In connection with the issuance of common stock and warrants, we and our investors signed nonbinding letters of intent to negotiate for a period of up to one year to enter into joint venture, joint marketing, cooperation or technology development agreements. The excess of the fair value of the common stock and warrants over the consideration received was $3.8 million and was recorded as deferred distribution costs, a contra equity account.

   Interest Income, Net. Interest income, net, consists primarily of interest on our cash and cash equivalents, net of interest expenses attributable to equipment leases. Interest income, net, increased more than four times to $1.9 million for the year ended December 31, 1999 from $0.4 million for the year ended December 31, 1998. The increase in interest income, net, was due to increased interest earned as a result of increased cash balances resulting from our initial public offering in November 1999.

Liquidity and Capital Resources

   We have financed our operations primarily through private and public sales of equity securities. During 1999, we received approximately $28.9 million in private financings and net proceeds of $125.4 million from our initial public offering. During 1998, we received approximately $16.0 million in private financings. As of December 31, 2000, we had cash, cash equivalents and restricted cash of approximately $29.0 million.

   Net cash used in operating activities totaled $75.4 million, $48.8 million and $9.6 million for the years ended December 31, 2000, 1999 and 1998. Cash used in operating activities for each period resulted primarily from net operating losses in those periods partially offset by non-cash charges.

   Net cash used in investing activities totaled $18.7 million, $2.8 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998. Cash used in investing activities for each period resulted primarily from the acquisition of capital assets, primarily computer and office equipment. In 2000, we also used $3.0 million of cash for the acquisition of Infinity Logistics Corporation and Automated Logistics Corp. and $3.8 million for a certificate of deposit, which is included in restricted cash, to secure payment of advertising costs with a vendor.

   Net cash provided by financing activities totaled $0.6 million, $160.0 million and $16.0 million for the years ended December 31, 2000, 1999 and 1998. Cash provided by financing activities for 2000 resulted primarily from issuance of common stock and collections on notes receivable from stockholders. Cash provided by financing activities in 1999 resulted primarily from issuance of common stock in our initial public offering and issuance of redeemable convertible preferred stock. Cash provided by financing activities in 1998 resulted primarily from the issuance of redeemable preferred stock.

   Aggregate noncancelable commitments under facilities operating leases total $23.8 million, which run through April 2007. In addition, aggregate noncancelable online advertising commitments for our Internet postage products related to our agreement with eBay, Inc. were approximately $2.5 million as of December 31, 2000 and have been accrued and included in our restructuring charges for the fiscal year ending December 31, 2000. We have an outstanding certificate of deposit of $3.8 million securing our payment obligations to eBay, Inc. We also have outstanding $5.0 million in letters of credit related to these commitments.

   We expect to make cash payments in 2001 totaling $5.9 million related to our corporate restructurings.

   We believe that our current cash balances and cash flows from operations, if any, will be sufficient to meet our present growth strategies and related working capital and capital expenditure requirements through December 31, 2001. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from this as a result of a number of factors, including the risks disclosed under the caption "Risk Factors -- We may need additional capital and failure to obtain such capital could harm our ability to market our services and develop future services." We may require substantial working capital to fund our business and we may need to raise additional capital prior to this time or thereafter. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to curtail our operations significantly. Raising additional equity capital would have a dilutive effect on existing stockholders.

Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We adopted SAB 101 during the fourth quarter of 2000 and the adoption had no impact on our financial condition or results of operations.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). We are required to adopt FAS 133 for the quarter ending March 31, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, the adoption of FAS 133 will not have a material impact on our financial condition or results of operations.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or results of operations.

                                 RISK FACTORS

We have a limited operating history with a history of losses, only began offering our transportation management solutions from May 2000, expect to incur losses in the future, and may never achieve profitability.

   We have a very limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We cannot be certain that we will achieve profitability or, if achieved, that we will be able to sustain or increase profitability on a quarterly or annual basis. As of December 31, 2000, we had an accumulated deficit of $188.7 million. We have incurred increasing losses and had a net loss for the year ended December 31, 2000 of $112.8 million. We have generated nominal revenues of $1.2 million from our transportation management and warehouse management solutions during the year ending December 31, 2000. We have not achieved profitability and expect to continue to incur net losses for the foreseeable future. We will need to generate significant revenues to achieve and maintain profitability.

   We may not be able to successfully implement our plans to restructure our business by focusing on transportation management solutions.

   In November 2000, we announced a plan to restructure our business by focusing on our transportation management solutions and phasing-out our Internet postage service. In connection with this restructuring, we intend to reduce our current level of operating expenses by reducing our marketing efforts, terminating or restructuring existing marketing arrangements and reducing our current employee and contractor staffing levels. We can provide no assurance that we will be successful in implementing these plans or reducing our operating expenses in the future. Our inability to successfully implement the restructuring and cost reduction measures could have a material adverse effect upon our business, financial condition and results of operations.

   The success of our business will depend upon acceptance by customers of our transportation management solutions.

   Our acquisition of Infinity Logistics Corporation and Automated Logistics Corp. in May 2000 represents our entry into the market for transportation management solutions. We expect that our transportation management solutions will generate all of our near-term future revenues. As a result, we depend on the commercial acceptance of our transportation management solutions. If we fail to successfully gain commercial acceptance of our transportation management solutions, we will be unable to generate significant revenues.

The success of our business will depend upon our ability to develop, market and distribute new Web-based transportation management and warehouse management solutions.

   Our success will depend on our ability to develop and rapidly bring to market technologically complex and innovative transportation management and warehouse management products and services. Our financial and operating results could be adversely affected by such factors as development delays, quality problems and variations in product costs. There can be no assurance that we will timely introduce these new products to market, successfully market these products to customers or otherwise manage our transition into the transportation management and supply chain execution markets. We are currently negotiating a license arrangement with Kewill Electronic Commerce for purposes of allowing us to market and distribute a Web-based transportation management solution. There can be no assurance that we will enter into a license arrangement with Kewill Electronic Commerce. We have also discontinued offering our warehouse management solution to new customers, and there can be no assurance that we will be able to further develop or commercially release a new warehouse management solution in the future.

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

   Since August 1999, we have generated only nominal revenues from our operations. Accordingly, we have little basis upon which to predict future operating results. We expect that our revenues, margins and operating results will fluctuate significantly due to a variety of factors. Factors affecting our quarterly results include:

  . the costs of our marketing programs to generate market demand for our products and services;

  . the timing of the commercial release of products and services developed by us;

  . the ability to secure license arrangements from Kewill Electronic Commerce to enable us to market and distribute our transportation management solutions.

  . the number, timing and significance of new products or services introduced by our competitors, which are outside our control;

  .  the level of service and price competition;

  .  changes in our operating expenses as we restructure our operations; and

  .  general economic factors, which are outside our control.

   Timing of commercial release of new products or services by us and our competitors and general economic factors will also affect our long-term financial results. Substantially all of our operating expenses are related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues. If our expenses exceed our revenues, both gross margins and results of operations could be harmed because of increased costs and expenses in the short term. Due to the foregoing factors and the other risks discussed in this document, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. Our results of operations have fallen below public expectations in past periods, and it is possible that in some future periods our results of operations will be below public expectations. In this event, the market price of our common stock is likely to fall.

Our transportation management and receiving solutions are based on software technologies that we license from Kewill Electronic Commerce, and if we are unable to continue this license or successfully manage our relationship with Kewill Electronic Commerce in the future, our ability to distribute our solutions would be adversely affected.

   Our transportation management and receiving solutions are based upon software technologies that we license from Kewill Electronic Commerce. We do not have an alternative source for the supply of this software technology. If we are unable to extend the term of this license or to successfully manage our relationship with Kewill Electronic Commerce, we would be unable to distribute our transportation management and receiving solutions and our business would fail. We are also negotiating a license arrangement with Kewill Electronic Commerce to distribute a Web-enabled transportation management solution. If we are unable to enter into such a licensing arrangement with Kewill Electronic Commerce, our business could be adversely affected. Kewill Electronic Commerce offers its transportation management and receiving solutions directly to customers, and competes with us in these markets. There can be no assurance that Kewill Electronic Commerce will continue to license to us its transportation management and receiving software technologies in the future, or that we will be able to identify, license and integrate replacement technologies.

The transportation management market is highly competitive and we may be unable to compete successfully.

   The market for transportation management systems is rapidly evolving and intensely competitive. Potential competitors with greater resources than us may develop more successful solutions. In addition, we compete with other solutions providers, including iShip, Tan Data, Kewill, Federal Express, UPS, Neopost, Manhattan

Associates, Inc., Manugistics Group, Inc., EXE Technologies, Inc., Optum Inc. and McHugh Software International, Inc., as well as smaller independent companies that have developed or are attempting to develop software that competes with our software solution. We also compete directly with our software technology provider, Kewill Electronic Commerce, which is offering its transportation management and receiving solutions directly to customers. Many of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. This competition may result in loss of market share and reduced revenues and operating margins.

If our software products contain product defects, our ability to sell our software products could be adversely affected.

   Software products developed by us or licensed from third parties and incorporated into our products may contain undetected errors or failures when first introduced or when new versions are released. There can be no assurance that errors will not be found in new products or product enhancements after commercial release, resulting in loss or delay in market acceptance, which could have a material adverse effect upon our business, operating results, financial condition and cash flows.

If we are unable to successfully protect our intellectual property, our competitive position will be harmed.

   We rely on a combination of patent, trademark, service mark, copyright and trade secret laws, contractual restrictions on disclosure and transferring title and other methods in an effort to establish and protect proprietary rights in our products, services, know-how and information. If our intellectual property rights fail to protect our technology, our competitive position could be harmed. In addition, third parties may develop alternative technologies or products that do not infringe on any of our patents or other intellectual property. Steps taken to protect our intellectual property may not be sufficient to prevent misappropriation of technology or deter independent third party development of similar technologies. Additionally, the laws of foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States.

We depend on key personnel and attracting qualified employees for our future success.

   Our success depends to a significant degree upon the continued contributions of our executive management team and other senior level financial, technical, marketing and sales personnel. The loss of the services of any of these key employees or members of our senior management team could have a material adverse effect on our business and results of operations. The loss of key personnel or our inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations. We have recently lost certain members of our management team, which could impair our ability to respond to dynamic market pressures.

Rapid technological change may make our products obsolete or cause us to incur substantial costs to adapt to these changes.

   The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, we must adapt to these rapid changes by continually improving the performance, features and reliability of our products and services, and by developing new products and services, or else our products and services may become noncompetitive or obsolete. We also could incur substantial costs to modify our service or infrastructure and to develop new products and services, in order to adapt to these changes. Our business, operating results and financial condition could be harmed if we incur significant costs without adequate results, or find ourselves unable to adapt rapidly to these changes.

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

We may need additional capital and failure to obtain such capital could harm our ability to market our service and to develop future services.

   We require substantial working capital to fund our business. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. The estimate of the time period during which these funds will be sufficient is a forward-looking statement that is subject to risks and uncertainties. Our actual funding requirements may differ materially from this as a result of the number of factors, including the development of new products and services. As a result, we may need to raise additional funds within the next twelve months. If we are unable to raise additional capital in the future, we may be required to curtail our operations significantly or discontinue or sell all or a portion of our business. If we are able to raise additional equity capital in the future, the additional equity capital would have a dilutive effect on our existing stockholders.

Our common stock may be delisted from The Nasdaq National Market, which could adversely affect the trading price of our stock or eliminate the trading market for our common stock.

   On November 9, 2000, we received a notice from The Nasdaq Stock Market that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on The Nasdaq National Market. On March 23, 2001, we attended a hearing before The Nasdaq Qualifications Hearing Panel to determine if our common stock should continue to be listed on the The Nasdaq National Market, and we are awaiting a determination by The Nasdaq Stock Market of our listing status on the Nasdaq National Market. If our common stock is delisted from The Nasdaq National Market, its liquidity and trading price could be negatively impacted. In addition, our common stock could be deemed to be a penny stock. If our common stock were deemed a penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. Because of these additional obligations, some brokers could be unwilling to effect transactions in our stock, which could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

 Disclosures About Market Risk

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially as a result of a number of factors, including those set forth under the caption "Risk Factors--We have a limited operating history with a history of losses, only began offering our transportation management solutions from May 2000, expect to incur losses in the future, and may never achieve profitability," and "--We may need additional capital and failure to obtain such capital could harm our ability to market our service and to develop future services."

 Interest Rate Risk

   As of December 31, 2000, we had cash, cash equivalents and restricted cash of approximately $29.0 million invested in short term investments. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us.

   As of December 31, 2000, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

 Equity Price Risk

   As of December 31, 2000, we did not hold any equity investments.

 Foreign Currency Exchange Rate Risk

   We realize all of our revenues in U.S. dollars, and through December 31, 2000, all of our revenues were derived from customers in the United States. Therefore, we do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Supplementary Data

   The following tables set forth unaudited quarterly supplementary data for each of the eight quarters in the two-year period ended December 31, 2000.

                                                   1999
                          --------------------------------------------------------
                                        Quarter Ended
                          -------------------------------------------- Year Ended
                          March 31  June 30   September 30 December 31 December 31
                          --------  --------  ------------ ----------- -----------
                                  (In thousands, except per share data)
Net product and services
 revenues...............  $     --  $     --    $    358    $    960    $   1,318
Gross loss..............        --        --        (374)       (704)      (1,078)
Loss from operations....    (4,615)   (7,928)    (15,392)    (29,417)     (57,352)
Net loss................    (4,511)   (7,856)    (15,219)    (27,824)     (55,410)
Accretion on redeemable
 convertible preferred
 stock..................      (440)     (736)       (723)       (187)      (2,086)
Net loss attributable to
 common stockholders....    (4,951)   (8,592)    (15,942)    (28,011)     (57,496)
Net loss per share,
 basic and diluted......  $  (0.35) $  (0.37)   $  (0.65)   $  (0.81)   $  ( 3.32)

                                                   2000
                          --------------------------------------------------------
                                        Quarter Ended
                          -------------------------------------------- Year Ended
                          March 31  June 30   September 30 December 31 December 31
                          --------  --------  ------------ ----------- -----------
                                  (In thousands, except per share data)
Net product and services
 revenues...............  $  1,490  $  1,632    $  1,843    $    372    $   5,337
Gross loss..............      (389)     (519)        (19)       (132)      (1,059)
Loss from operations....   (31,093)  (29,299)    (24,414)    (31,824)    (116,630)
Net loss................   (29,688)  (28,138)    (23,687)    (31,313)    (112,826)
Net loss per share,
basic and diluted.......  $  (0.82) $  (0.76)   $  (0.63)   $  (0.83)   $   (3.04)

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors........................  25

Balance Sheets...........................................................  26

Statements of Operations.................................................  27

Statements of Redeemable Convertible Preferred Stock and Stockholders'
 Equity (Deficit)........................................................  28

Statements of Cash Flows.................................................  30

Notes to Financial Statements............................................  32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
E-Stamp Corporation

   We have audited the accompanying balance sheets of E-Stamp Corporation as of December 31, 1999 and 2000, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Stamp Corporation at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          s/ ERNST & YOUNG LLP

Palo Alto, California
February 20, 2001

                              E-STAMP CORPORATION

                                 BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                           As of December 31,
                                                           -------------------
                                                             1999      2000
                                                           --------  ---------
ASSETS
Current assets:
 Cash and cash equivalents................................ $118,689  $  25,233
 Restricted cash..........................................       --      3,750
 Accounts receivable--trade...............................      237        369
 Other receivable.........................................      253        847
 Inventory................................................    2,120         --
 Prepaid marketing expenses...............................    6,156         --
 Prepaid expenses and other current assets................    6,222      1,274
                                                           --------  ---------
Total current assets......................................  133,677     31,473
Property and equipment, net...............................    2,740      5,493
Goodwill and other intangible assets, net.................       --      4,741
Other assets..............................................       --      1,200
                                                           --------  ---------
Total assets.............................................. $136,417  $  42,907
                                                           ========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................... $  3,235  $   3,529
 Accrued liabilities......................................    5,636      2,140
 Accrued restructuring costs..............................       --      5,933
 Deferred revenue.........................................      193        328
 Current portion of obligations under capital lease.......       23         --
                                                           --------  ---------
Total current liabilities.................................    9,087     11,930

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.001 par value per share: 100,000 shares
  authorized, 39,110 and 38,014 shares issued and
  outstanding at December 31, 1999 and 2000,
  respectively............................................       39         38
 Additional paid-in capital...............................  224,835    224,878
 Notes receivable from employees and officers.............   (3,540)      (664)
 Deferred stock compensation..............................  (15,327)    (4,622)
 Deferred distribution costs..............................   (2,850)        --
 Accumulated deficit......................................  (75,827)  (188,653)
                                                           --------  ---------
Total stockholders' equity................................  127,330     30,977
                                                           --------  ---------
Total liabilities and stockholders' equity................ $136,417  $  42,907
                                                           ========  =========

                            See accompanying notes.

                              E-STAMP CORPORATION

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Year ended December 31,
                                                -----------------------------
                                                  1998      1999      2000
                                                --------  --------  ---------
Net product and services revenues.............. $     --  $  1,318  $   5,337
Cost of sales..................................       --     2,396      6,396
                                                --------  --------  ---------
Gross loss.....................................       --    (1,078)    (1,059)

Operating expenses:
 Research and development......................    5,603    14,024     18,170
 Sales and marketing...........................    2,722    22,292     54,179
 General and administrative....................    1,897     8,419      9,304
 In-process research and development...........       --        --      1,677
 Goodwill and intangible asset amortization....       --        --      1,060
 Restructuring costs...........................       --        --     20,291
 Amortization of deferred stock compensation...      858    10,589      8,040
 Amortization of deferred distribution costs...       --       950      2,850
                                                --------  --------  ---------
Total operating expenses.......................   11,080    56,274    115,571
                                                --------  --------  ---------
Loss from operations...........................  (11,080)  (57,352)  (116,630)
Interest income................................      380     1,979      3,982
Interest expense...............................      (10)      (37)      (178)
                                                --------  --------  ---------
Net loss.......................................  (10,710)  (55,410)  (112,826)
Accretion on redeemable convertible preferred
 stock.........................................   (1,383)   (2,086)        --
                                                --------  --------  ---------
Net loss attributable to common stockholders... $(12,093) $(57,496) $(112,826)
                                                ========  ========  =========
Net loss per share, basic and diluted.......... $  (0.92) $  (3.32) $   (3.04)
                                                ========  ========  =========
Shares used in computing net loss per share,
 basic and diluted.............................   13,075    17,313     37,144
                                                ========  ========  =========


                            See accompanying notes.

                              E-STAMP CORPORATION

             STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                     Redeemable
                    Convertible                                Notes
                     Preferred                               Receivable                                            Total
                       Stock      Common Stock   Additional     From       Deferred     Deferred               Stockholders'
                   -------------- --------------  Paid-In    Employees      Stock     Distribution Accumulated     Equity
                   Shares Amount  Shares  Amount  Capital   and Officers Compensation    Costs       Deficit     (Deficit)
                   ------ ------- ------  ------ ---------- ------------ ------------ ------------ ----------- -------------
Balance at
December 31,
1997............   2,500  $ 6,126 13,008   $13     $6,556      $  --       $    --        $ --      $ (9,707)    $ (3,138)
Issuance of
Series B
redeemable
convertible
preferred
stock...........   4,188   15,960     --    --         --         --            --          --            --           --
Issuance of
notes receivable
from employees
for exercise of
stock options...      --       --  1,738     2        651       (653)           --          --            --           --
Issuance of
common stock to
consultants for
services........      --       --     10    --         82         --            --          --            --           82
Exercise of
stock options...      --       --    178    --         70         --            --          --            --           70
Shares
repurchased from
employees.......      --       --    (10)   --         (4)        --            --          --            --           (4)
Deferred stock
compensation....      --       --     --    --      3,624         --        (3,624)         --            --           --
Amortization of
deferred stock
compensation....      --       --     --    --         --         --           858          --            --          858
Accretion on
redeemable
convertible
preferred
stock...........      --    1,383     --    --     (1,383)        --            --          --            --       (1,383)
Net loss and
comprehensive
loss............      --       --     --    --         --         --            --          --       (10,710)     (10,710)
                   -----  ------- ------   ---     ------      -----       -------        ----      --------     --------
Balance at
December 31,
1998
carried forward..  6,688  $23,469 14,924   $15     $9,596      $(653)      $(2,766)       $ --      $(20,417)    $(14,225)

                            See accompanying notes.

                              E-STAMP CORPORATION

             STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                (In thousands)

                                                                Notes
                    Redeemable                                Receivable
                    Convertible                                  From                                              Total
                  Preferred Stock   Common Stock   Additional Employees    Deferred     Deferred               Stockholders'
                  ----------------  --------------  Paid-In      and        Stock     Distribution Accumulated    Equity
                  Shares   Amount   Shares  Amount  Capital    Officers  Compensation    Costs       Deficit     (Deficit)
                  ------  --------  ------  ------ ---------- ---------- ------------ ------------ ----------- -------------
Balance at
December 31,
1998, brought
forward.........   6,688  $ 23,469  14,924   $15    $  9,596   $  (653)    $ (2,766)    $    --     $ (20,417)   $ (14,225)
Issuance of
warrants for
bridge loan.....      --        --      --    --          85        --           --          --            --           85
Issuance of
Series C
redeemable
convertible
preferred stock,
net of issuance
costs...........   2,929    28,879      --    --          --        --           --          --            --           --
Common stock
grants to
executives......      --        --     188    --       1,800        --           --          --            --        1,800
Issuance of
common stock to
strategic
investors.......      --        --     726     1       8,799        --           --      (3,800)           --        5,000
Accretion on
redeemable
convertible
preferred
stock...........      --     2,086      --    --      (2,086)       --           --          --            --       (2,086)
Conversion of
redeemable
convertible
preferred stock
upon IPO........  (9,617)  (54,434) 12,021    12      54,422        --           --          --            --       54,434
Issuance of
common stock
upon IPO, net of
issuance costs..      --        --   8,050     8     125,398        --           --          --            --      125,406
Exercise of
stock options...      --        --     697    --         526        --           --          --            --          526
Issuance of
notes receivable
for exercise of
stock options...      --        --   2,886     3       3,079    (3,082)          --          --            --           --
Repayments of
notes receivable
from employees..      --        --      --    --          --       168           --          --            --          168
Shares
repurchased from
employee........      --        --    (472)   --        (191)       27           --          --            --         (164)
Deferred stock
compensation....      --        --      --    --      23,150        --      (23,150)         --            --           --
Amortization of
deferred stock
compensation....      --        --      --    --          --        --       10,589          --            --       10,589
Issuance of
common stock to
consultants for
services........      --        --       6    --          37        --           --          --            --           37
Exercise of
warrants........      --        --      84    --         220        --           --          --            --          220
Amortization of
deferred
distribution
costs...........      --        --      --    --          --        --           --         950            --          950
Net loss and
comprehensive
loss............      --        --      --    --          --        --           --          --       (55,410)     (55,410)
                  ------  --------  ------   ---    --------   -------     --------     -------     ---------    ---------
Balance at
December 31,
1999............      --        --  39,110    39     224,835    (3,540)     (15,327)     (2,850)      (75,827)     127,330
Exercise of
stock options...      --        --      76    --          45        --           --          --            --           45
Issuance of
common stock
under employee
stock purchase
plan............      --        --     152    --         457        --           --          --            --          457
Issuance of
common stock in
connection with
acquisition.....      --        --   1,164     1       5,309        --       (1,200)         --            --        4,110
Amortization of
deferred stock
compensation....      --        --      --    --          --        --        8,040          --            --        8,040
Amortization of
deferred
distribution
costs...........      --        --      --    --          --        --           --       2,850            --        2,850
Reversal of
deferred stock
compensation for
terminated
employees.......      --        --      --    --      (3,865)       --        3,865          --            --           --
Compensation
related to share
repurchase......      --        --      --    --         724        --           --          --            --          724
Shares
repurchased.....      --        --  (2,488)   (2)     (2,627)    2,629           --          --            --           --
Payments on
notes
receivable......      --        --      --    --          --       247           --          --            --          247
Net loss and
comprehensive
loss............      --        --      --    --          --        --           --          --      (112,826)    (112,826)
                  ------  --------  ------   ---    --------   -------     --------     -------     ---------    ---------
Balance at
December 31,
2000............      --  $     --  38,014   $38    $224,878   $  (664)    $ (4,622)    $    --     $(188,653)   $  30,977
                  ======  ========  ======   ===    ========   =======     ========     =======     =========    =========

                            See accompanying notes.

                              E-STAMP CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year ended December 31,
                                                 -----------------------------
                                                   1998      1999      2000
                                                 --------  --------  ---------
Operating activities
Net loss.......................................  $(10,710) $(55,410) $(112,826)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization................       405       502      3,458
  Loss on disposal of assets...................        65        --         --
  Amortization of deferred stock compensation..       858    10,589      8,040
  Amortization of deferred distribution costs..        --       950      2,850
  Stock based compensation.....................        82     1,837        724
  Restructuring costs..........................        --        --     13,251
  Warrants issued in connection with short term
   loan........................................        --        85         --
  Write-off of in-process research and
   development.................................        --        --      1,677
   Changes in assets and liabilities:
    Accounts receivable........................        --      (237)      (239)
    Other receivable...........................        --      (253)      (594)
    Notes receivable from employees and
     officers..................................        --         4         --
    Prepaid marketing expenses.................        --    (6,156)     1,797
    Other prepaid expenses and other current
     assets....................................        --    (6,078)     3,550
    Inventory..................................       (88)   (2,120)       244
    Accounts payable and accrued expenses......      (172)    7,342     (2,990)
    Accrued restructuring costs................        --        --      5,933
    Deferred revenue...........................        --       193       (277)
                                                 --------  --------  ---------
Net cash used in operating activities..........    (9,560)  (48,752)   (75,402)

Investing activities
Purchase of property and equipment.............      (324)   (2,778)   (11,961)
Cash used for business combinations............        --        --     (2,973)
Increase in restricted cash....................        --        --     (3,750)
                                                 --------  --------  ---------
Net cash used in investing activities..........      (324)   (2,778)   (18,684)

Financing activities
Repayments of lease obligations................       (36)      (29)       (23)
Proceeds from issuance of notes payable........       700        --         --
Repayments of notes payable....................      (700)       --        (96)
Net proceeds from issuance of redeemable
 convertible preferred stock...................    15,960    28,879         --
Net proceeds from issuance of common stock.....        --     5,000         --
Net proceeds from issuance of common stock in
 Initial Public Offering.......................        --   125,406         --
Collections on notes receivable from
 stockholders..................................        --        --        247
Net proceeds from exercise of stock options and
 employee stock purchase plan..................        66       526        502
Net proceeds from exercise of warrants.........        --       220         --
                                                 --------  --------  ---------
Net cash provided by financing activities......    15,990   160,002        630
                                                 --------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................     6,106   108,472    (93,456)
Cash and cash equivalents at beginning of
 year..........................................     4,111    10,217    118,689
                                                 --------  --------  ---------
Cash and cash equivalents at end of year.......  $ 10,217  $118,689  $  25,233
                                                 ========  ========  =========

                            See accompanying notes.

                              E-STAMP CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Year ended December
                                                               31,
                                                      ------------------------
                                                       1998    1999     2000
                                                      ------  -------  -------
Supplemental cash flow information
Cash paid for interest............................... $   10  $    37  $     2
                                                      ======  =======  =======

Schedule of non-cash financing and investing
 transactions
Issuance of notes receivable from employees and
 officers for exercise of stock options.............. $ (653) $(3,082) $    --
                                                      ======  =======  =======
Issuance of common stock for deferred distribution
 costs............................................... $   --  $ 3,800  $    --
                                                      ======  =======  =======
Conversion of preferred stock to common stock........ $   --  $54,434  $    --
                                                      ======  =======  =======
Deferred stock compensation related to grants of
 stock options....................................... $3,624  $23,150  $    --
                                                      ======  =======  =======
Assets acquired under capital lease obligations...... $   --  $    14  $    --
                                                      ======  =======  =======
Repurchase of common stock in exchange for
 cancellation of notes receivable.................... $   --  $    --  $(2,629)
                                                      ======  =======  =======
Issuance of common stock for business combination.... $   --  $    --  $ 5,310
                                                      ======  =======  =======
Deferred stock compensation related to business
 combination......................................... $   --  $    --  $(1,200)
                                                      ======  =======  =======
Reversal of deferred stock compensation related to
 unvested stock options forfeited by terminated
 employees........................................... $   --  $    --  $(3,865)
                                                      ======  =======  =======


                            See accompanying notes.

                              E-STAMP CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Background and Summary of Significant Policies

   E-Stamp Corporation, a Delaware corporation, was formed on August 23, 1996. The Company's original business model provided an Internet postage service that enabled users to conveniently purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In May 2000, the Company acquired two logistics companies, Infinity Logistics Corporation ("Infinity Logistics") and Automated Logistics Corp. ("Automated Logistics"), providers of transportation management and warehouse management solutions that allow enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

   In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduce its emphasis on the Internet postage business. In November 2000, the Company announced that it would phase-out its Internet postage service by the end of 2000 and restructured its organization. For the fiscal year ended December 31, 2000, the Company recorded charges of $20.3 million in connection with these restructurings.

   The Company has incurred significant net losses and negative cash flows form operations since its inception. At December 31, 2000, the Company had an accumulated deficit of $188.7 million. Ultimately, the Company's ability to meet obligations in the ordinary course of business is dependent on its ability to establish profitable operations and raise additional funds through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing. As a result of the Company's phase-out of its Internet postage business at the end of 2000, management has the intent and believes it has the ability to reduce expenditures in 2001. There can be no assurance that the Company will be successful in raising additional capital resources with terms that are favorable to the Company, if at all. If the Company fails to obtain any additional financing, management believes its current available cash resources will enable the Company to meet its obligation through at least December 31, 2001.

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

 Revenue Recognition

   The Company currently generates revenues from the sale of its transportation management and warehouse management solutions and associated hardware and software and from maintenance and service contracts. Revenues from transportation management and warehouse management solutions are generally recognized upon shipment of the associated hardware and software. Revenues from software license fees are recognized in accordance with AICPA Statement of Position ("SOP") 97-2 and SOP 98-9 when the software has been delivered, persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and no significant obligations remain. When significant obligations remain after the products are delivered, revenues are recognized only after these obligations are fulfilled. Service and maintenance revenues are recognized ratably over the contractual period or as the services are provided.

   Prior to phasing out its Internet postage business, the Company generated revenues for its Internet postage products from software license fees, ongoing convenience fees for the purchase of postage over the Internet, and the sale of ancillary postage supplies and technology license fees. In connection with phasing out the Internet postage business, the Company allowed customers to return certain items purchased since September 1, 2000 for a full refund. Consequently, the Company did not recognize revenues on any Internet postage shipments in the fourth quarter of 2000.

                              E-STAMP CORPORATION

   Software license fees for the Internet postage products were amounts paid by end-users for a perpetual license to the Company's software. The Company's software package allowed the end-user to apply for a USPS license. When the Company was notified that the USPS had approved the license, the Company shipped a secure Internet postage storage device, which was necessary for the use of the Company's software, to the end-user. Revenues from software license fees were recognized in accordance with SOP 97-2 and SOP 98-9. Revenues from software license fees were recognized when delivery of the secure Internet postage storage device and the software were complete, when persuasive evidence of an arrangement existed, collection was probable, the fee was fixed or determinable and no significant obligations remained.

   Technology license fees represented revenues earned from original equipment manufacturers, which incorporated the Company's Internet postage technology into their product. Technology license fee revenues were recognized in accordance with SOP 97-2 and SOP 98-9 when the technology had been delivered, persuasive evidence of an arrangement existed, collection was probable, the fee was fixed or determinable and no significant obligations remained.

   Postage convenience fees were amounts paid by end-users for the delivery of postage by the Company to the end-user. The convenience fees were based on the amount of postage ordered by the end-user. Revenues from postage convenience fees were recognized when the postage was downloaded into the secure postage storage device.

   The Company recognized revenues related to Internet postage supplies when the supplies were delivered.

   Revenues recognized during 2000 from arrangements deemed to be nonmonetary exchange of the Company's products and services totaled approximately $976,000. Revenues from these exchanges were recorded at the fair value of the products and services provided or received, whichever was more clearly evident. There was no corresponding cost of revenues related to these transactions.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents were composed of money market mutual funds and government securities as of December 31, 1999 and December 31, 2000. The Company's cash and cash equivalents are carried at cost, which approximates market. The Company had no material unrealized gains or losses on cash equivalents as of December 31, 1999 and 2000. During 2000, the Company purchased a certificate of deposit for $3.8 million as security for amounts owed under its agreement for online advertising. The certificate of deposit has been included in restricted cash. See Note 3.

 Inventory

   Inventory at December 31, 1999 consisted principally of compact disks
(CDs), user manuals and devices for the Company's Internet postage business. Inventory was stated at the lower of standard cost (which approximated actual cost) and market. As of December 31, 2000, all inventory had been written-off in connection with the Company's phase-out of its Internet postage business in November 2000. The write-off was included in restructuring costs.

 Property and Equipment

   Property and equipment are recorded at cost. Additions, improvements, and renewals that significantly add to the asset value or extend the life of the asset are capitalized. Expenditures for maintenance and repairs are expensed as costs are incurred.

                              E-STAMP CORPORATION

   Depreciation and amortization, for financial reporting purposes, are provided on the straight-line method based upon the estimated useful lives as follows:

     Computer and other equipment............................. 3 years
     Furniture and fixtures................................... 3 years
     Leasehold improvements................................... Life of the lease

   Property and equipment held at December 31, 1999 and 2000 were as follows:

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
                                                               (In thousands)
   Property and equipment:
     Computers................................................ $ 3,146  $ 4,763
     Furniture and fixtures...................................     708    1,512
     Leasehold improvements...................................     142    1,771
                                                               -------  -------
                                                                 3,996    8,046
     Accumulated depreciation and amortization................  (1,256)  (2,553)
                                                               -------  -------
   Net property and equipment................................. $ 2,740  $ 5,493
                                                               =======  =======

 Goodwill and Other Intangible Assets

   Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangible assets primarily represent customer base, core and developed technology, workforce in place and trade name. Goodwill and other intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from two to five years. Under certain conditions, the Company reviews goodwill and other intangible assets to assess recoverability from future operations using undiscounted cash flows. Conditions that will cause the Company to undertake an impairment review include material adverse changes in operations or the Company's decision to abandon acquired products, services or technologies. The Company measures the fair value of an impaired asset based on discounted expected future cash flows from the impaired assets. Management had not identified any indicators of impairment that existed at December 31, 2000 for the Company's goodwill and other intangible assets. Accumulated amortization of goodwill and other intangible assets was $1.1 million at December 31, 2000.

 Research and Development

   Research and development costs are expensed as they are incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed" ("FAS 86"), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of all phases of the detailed product design necessary to establish that the product can be manufactured to meet all design specifications. Costs incurred by the Company between the completion of the detailed product design and the point at which the product is ready for general release have been insignificant. Therefore, through December 31, 2000, the Company has charged all such costs to research and development expense in the period incurred.

 Software Development Cost

   Costs of software developed internally by the Company for use in its operations are accounted for under AICPA SOP 98-1, "Internal Use Software," which the Company adopted on January 1, 1999. Under SOP 98-1,

                              E-STAMP CORPORATION
the Company expenses costs of research, including pre-development efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established and it is probable that the project will be completed and the software will be used as intended. No costs related to internal use software have been capitalized through December 31, 2000.

 Advertising Costs

   Advertising production costs are recorded as expense the first time an advertisement appears. The costs of communicating advertising are incurred and expensed as the advertisement is broadcast. All other advertising costs are expensed as incurred. The Company also pays royalties for the promotion of its product. Such royalties are recorded as advertising expense as the royalties are earned. Advertising expense was approximately $156,000, $6.8 million and $10.5 million for the years ended December 31, 1998, 1999 and 2000, respectively. The Company also had $6.2 million of prepaid marketing costs at December 31, 1999. In connection with the Company's phase-out of its Internet postage business, $4.4 million of prepaid advertising had been written-off as of December 31, 2000. The write-off was included in restructuring costs. See
Note 3.

 Income Taxes

   The Company computes and records income tax in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the liability method is used to calculate deferred taxes.

 Stock-Based Compensation

   In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which the Company adopted in 1996, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for stock options. Under APB Opinion No. 25, if the exercise price of the stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Options granted to consultants are accounted for using the Black-Scholes method prescribed by FAS 123 in accordance with Emerging Issues Task Force consensus No. 96-18. Deferred stock compensation is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for the amortization of the deferred stock compensation on an accelerated basis which results in higher amortization in earlier years than the straight-line method.

 Other Comprehensive Loss

   Comprehensive loss includes all changes in stockholders' equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive loss comprises unrealized gains and losses on cash equivalents, which have been immaterial to date. As a result, comprehensive loss approximates net loss for all periods presented.

 Concentrations

   One customer accounted for 21% of net product and services revenues for the year ended December 31, 1999. For the year ended December 31, 2000, one customer accounted for 18% of net product and services revenues. Three customers accounted for 51%, 23% and 16% of net accounts receivable at December 31, 2000. Credit is extended based on an evaluation of a customer's financial condition. The Company generally does not require collateral. Bad debt expense has not been significant in all periods presented.

                              E-STAMP CORPORATION

   The Company's transportation management and receiving solutions products are based on software technologies that are licensed from a single source. The Company does not have an alternative source available for this technology.

 Reclassifications

   Certain prior-year amounts have been reclassified to conform with the current year's presentation.

 Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB 101 during the fourth quarter of 2000 and the adoption had no impact on the Company's financial condition or results of operations.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company is required to adopt FAS 133 for the quarter ending March 31, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 will not have a material impact on the Company's financial condition or results of operations.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

                              E-STAMP CORPORATION

2. Acquisitions

   In May 2000, the Company acquired all of the issued and outstanding shares of Infinity Logistics Corporation and Automated Logistics Corp. These companies provide transportation management and warehouse management solutions that allow customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. The total purchase price was approximately $9.0 million and consisted of a cash payment of $2.5 million, 1,164,000 shares of common stock with a fair market value of $4.4 million, $0.9 million related to the value of assumed options, $0.7 million of assumed liabilities and $0.5 million of acquisition related costs. The total purchase price was allocated based on available information, including an independent appraisal of the fair value of assets acquired and liabilities assumed as follows (in thousands):

   Acquired assets, net of assumed liabilities.......................... $  320
   Customer base........................................................  1,293
   Core technology......................................................    696
   Developed technology.................................................    158
   Workforce in place...................................................    297
   Trade name...........................................................     90
   Acquired in-process research and development.........................  1,677
   Deferred compensation................................................  1,200
   Goodwill.............................................................  3,267
                                                                         ------
   Total purchase price................................................. $8,998
                                                                         ======

   The purchase price allocation includes $1.2 million of deferred compensation, of which $0.9 million is related to 232,620 shares issued which vest subject to continued employment of the stockholder and $0.3 million is associated with certain of the assumed options.

   The purchase price allocation resulted in a $1.7 million charge related to the value of acquired in-process research and development. The value of acquired in-process research and development represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, the Company used a present value income approach and considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The stage of completion was determined by estimating the costs and time incurred and the milestones completed to date relative to the time and costs incurred to develop the in-process technology into a commercially viable technology or product. The estimated net present value of cash flows was based on incremental future cash flows from revenue expected to be generated by the technology or product being developed. The core technology, goodwill and other intangibles are being amortized on a straight-line basis over periods from two to five years, the estimated useful lives of these acquired assets.

   The acquisitions were accounted for as purchases and accordingly, the results of operations of Infinity and Automated Logistics subsequent to May 23, 2000 are included in the Company's statements of operations. The unaudited pro forma information presented in the table below represents the combined revenue, net loss and net loss per share as if the acquisition had taken place on January 1, 1999 and includes the amortization of goodwill and other intangible assets but excludes the charge for acquired in-process research and development as it is non-recurring.

                                                               Year Ended
                                                              December 31,
                                                           -------------------
                                                             1999      2000
                                                           --------  ---------
                                                             (In thousands)
   Net product and services revenues...................... $  3,825  $   6,381
   Net loss............................................... $(57,244) $(111,800)
   Net loss per share, basic and diluted.................. $  (3.14) $   (2.98)

                              E-STAMP CORPORATION

   The pro forma results are not necessarily indicative of results that would have occurred if these acquisitions had taken place at the beginning of each year presented and are not intended to be indicative of future results of operations.

3. Restructuring Costs

   During 2000, the Company undertook two corporate restructurings. In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduce emphasis on its Internet postage business. In November 2000, the Company restructured the organization to phase out its Internet postage business. The Company incurred charges of approximately $20.3 million related to these restructurings. In connection with the phase-out of the Internet postage business, the Company allowed customers to return certain items purchased since September 1, 2000 for a full refund. As a result, the Company did not recognize revenue on any Internet postage shipments in the fourth quarter of 2000 and accrued restructuring costs to cover the refund of Internet postage shipments that occurred from and after September 1, 2000.

   The restructuring charge included $2.3 million related to severance and other employee costs associated with the elimination of 52 positions. Costs associated with employee termination included severance pay and medical and other benefits. All of the affected employees had been notified as of December 31, 2000. Of the 52 terminated employees, 32 had left the Company by December 31, 2000 and the remaining 20 employees will leave at various dates through April 30, 2001.

   Asset write-offs as a result of the abandonment of the Internet postage business totaled $13.3 million. This amount included $6.9 million related to property and equipment, $4.6 million related to prepaid marketing and warranty agreements, $1.4 million for inventory and $.4 million for accounts receivable.

   The Company also recorded charges totaling $2.9 million related to costs to terminate various agreements with suppliers, partners and lessors arising from the decision to phase our the Internet postage business.

   The Company expects the windup of the Internet postage line of business to continue through approximately April 30, 2001. The restructuring charge includes $1.8 million related to the costs to complete the shut down of this business.

   The following table sets forth the restructuring activity during 2000.

                                                                     Balance,
                                            Charges  Cash  Write-  December 31,
                                            in 2000  Paid   offs       2000
                                            ------- ------ ------- ------------
                                                      (in thousands)
Charged to restructuring expense:
  Employee termination costs............... $ 2,337 $1,513 $    --    $  824
  Asset write-offs.........................  13,251     --  13,251        --
  Contract terminations....................   2,898    211      --     2,687
  Operations shut-down.....................   1,805     --      --     1,805
                                            ------- ------ -------    ------
  Subtotal................................. $20,291 $1,724 $13,251     5,316
                                            ======= ====== =======
  Reserve for sales returns of Internet
   postage sales after
   September 1, 2000.......................                              617
                                                                      ------
    Total..................................                           $5,933
                                                                      ======

                              E-STAMP CORPORATION

4. Accrued Liabilities

   At December 31, 1999 and 2000, accrued liabilities are comprised of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
                                                                       (In
                                                                   thousands)
   Accrued payroll and other compensation expenses............... $2,810 $  843
   Accrued legal expenses........................................  1,302    186
   Accrued inventory costs.......................................    961     --
   Accrued marketing expenses....................................    342    151
   Other accrued liabilities.....................................    221    960
                                                                  ------ ------
                                                                  $5,636 $2,140
                                                                  ====== ======

5. Borrowings

   On July 12, 1999, the Company entered into a bridge loan financing arrangement with a financial institution under which the Company borrowed $5.0 million under the facility. Amounts borrowed under the arrangement bore interest at a rate of 13% per annum. The outstanding balance was fully repaid in August 1999.

   In connection with this financing, the Company granted the lender warrants to purchase 48,496 shares of common stock with an exercise price of $8.25 per share. These warrants expire in July 2004 and remain outstanding at December 31, 2000. The Company recorded the fair value of these warrants upon issuance of approximately $85,000 as interest expense over the period the loan was outstanding.

   The Company had letters of credit outstanding amounting to $5.0 million as of December 31, 2000.

6. Redeemable Convertible Preferred Stock

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

7. Stockholders' Equity

 Sales of Common Stock

   On September 10, 1999, the Company issued 726,745 shares of its common stock and warrants to purchase an additional 83,855 shares of common stock at an exercise price of $0.01 per share to investors for cash proceeds of $5.0 million. The fair value of the common stock and warrants was deemed by management to be $7.8 million and $1.0 million, respectively. The fair value of the warrants was computed using the Black-Scholes method using the following assumptions: expected volatility of 100%, expected life of 3 years, risk free interest rate of 6.0% and expected dividend yield of 0.0%. The warrants were exercised in 1999.

                              E-STAMP CORPORATION

   In connection with the issuance of common stock and warrants, the Company and the investors signed non-binding letters of intent to negotiate for a period of up to one year to enter into definitive joint venture, joint marketing, cooperation, or technology development agreements. The Company recorded the $3.8 million excess of the fair value of the common stock and warrants over the consideration received as deferred distribution costs (as a contra equity account). The balance was amortized to expense over the one year period covered by the letter of intent. Amortization of deferred distribution costs amounted to $0.9 million in 1999 and $2.9 million in 2000. At December 31, 2000, the balance had been fully amortized.

 1999 Employee Stock Purchase Plan

   In September 1999, the board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan. A total of 850,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 5,000 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. In 2000, 151,627 shares were purchased at a weighted average price of $3.01. No shares were purchased in fiscal 1999. At December 31, 2000, 698,373 shares remain available for future issuance.

 Stock Option Plans

   Pursuant to the Company's 1996 Stock Option and Restricted Stock Plan, the 1999 Stock Plan, the 1996 Non-Employee Stock Option Plan and the 1999 Director Option Plan (together, the "Plans"), the board of directors or one of its designated committees are authorized to grant incentive stock options or nonstatutory stock options to employees, officers and directors of the Company. During the year ended December 31, 1999, the board of directors terminated the 1996 Stock Option and Restricted Stock Plan and the 1996 Non-Employee Director Stock Option Plan with respect to future grants. As of December 31, 2000, a total of 3,823,093 shares remain available for future grants under the Plans.

   Stock options are limited to ten-year terms, and options generally vest at the rate of 25% upon the first anniversary of the grant and 6.25% each quarter thereafter. The exercise price for stock options may not be less than the fair value of the shares on the date of grant for incentive stock options and is subject to the discretion of the committee for nonstatutory stock options. Restricted stock may be granted at no cost to recipients. Compensation expense, if any, equal to the fair value of the restricted stock or stock options granted in excess of the purchase or exercise price, is recognized over the related vesting period using the graded vesting method.

   In May 2000, in connection with the acquisitions of Infinity Logistics Corporation and Automated Logistics Corp., the Company assumed the option plans of these companies and converted all outstanding options to purchase the common stock of these companies to options to purchase E-Stamp common stock. The assumed options have a maximum term of ten years and generally vest ratably over two to four years on a monthly basis. No further options can be granted under the Infinity and Automated Logistics plans.

                              E-STAMP CORPORATION

   A summary of activity under the Company's Plans is as follows:

                                                                   Options
                                                                 Outstanding
                                                               -----------------
                                                                       Weighted-
                                                      Shares   Number   Average
                                                     Available   of    Exercise
                                                     for Grant Shares    Price
                                                     --------- ------  ---------
                                                     (in thousands, except per
                                                           share amounts)
Options outstanding at December 31, 1997............     361    2,089    $0.50
  Authorized........................................     938       --       --
  Granted...........................................  (1,360)   1,360     0.55
  Exercised.........................................      --   (1,916)    0.42
  Repurchases of restricted stock...................      10       --       --
  Canceled..........................................     255     (255)    0.41
                                                      ------   ------
Options outstanding at December 31, 1998............     204    1,278     0.60
  Authorized........................................   5,381       --       --
  Granted...........................................  (5,425)   5,425     4.18
  Exercised.........................................      --   (3,771)    0.96
  Repurchases of restricted stock...................     472       --       --
  Canceled..........................................     672     (672)    2.03
                                                      ------   ------
Options outstanding at December 31, 1999............   1,304    2,260     7.37
  Authorized........................................   1,120       --       --
  Granted...........................................  (4,061)   4,061     4.30
  Assumption of option plans in acquisitions........      --      245     0.82
  Exercised.........................................      --      (76)    0.64
  Repurchases of restricted stock...................   2,180       --       --
  Canceled..........................................   3,280   (3,280)    6.97
  Expired...........................................      --       (1)    0.82
                                                      ------   ------
Options outstanding at December 31, 2000............   3,823    3,209     3.67
                                                      ======   ======
Exercisable at December 31, 2000....................              745     2.85
                                                               ======

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                       Options Outstanding                    Options Exercisable
                          ---------------------------------------------- ------------------------------
                             Options        Weighted-                       Options
                          Outstanding at     Average        Weighted-    Outstanding at    Weighted-
                           December 31,     Remaining        Average      December 31,      Average
Range of Exercise Prices       2000      Contractual Life Exercise Price      2000       Exercise Price
------------------------  -------------- ---------------- -------------- --------------  --------------
                          (In thousands)    (In years)                   (In thousands)
$0.40-$0.72.............        266            8.61           $ 0.57          109            $ 0.51
$0.75...................      1,035            8.16           $ 0.75           88            $ 0.75
$0.82-1.47..............        713            9.27           $ 1.21          337            $ 0.96
$1.75-6.88..............        639            9.23           $ 4.05          149            $ 4.54
$10.19-$21.88...........        525            9.02           $12.20           52            $12.70
$32.19..................         31            8.93           $32.19           10            $32.19
                              -----                                           ---
                              3,209            8.80           $ 3.67          745            $ 2.85
                              =====                                           ===

                              E-STAMP CORPORATION

 Stock-Based Compensation

   During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which became effective for the Company's 1996 fiscal year. FAS 123 requires the Company to disclose the pro forma effect of the method of accounting prescribed in FAS 123, which would generally require the Company to record compensation expense equal to the fair value of a stock option or employee stock purchase plan right on the grant date.

   The fair value of the Company's stock-based awards to employees prior to the Company's initial public offering in October 1999 was estimated using the minimum value method. Options and employee stock purchase plan rights granted subsequent to the initial public offering have been valued using the Black-Scholes pricing model using the following weighted average assumptions.

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    1998      1999      2000
                                                  --------- --------- ---------
   Expected volatility..........................     0%       200%*     160%
   Expected life of options.....................  4.0 years 3.5 years 3.5 years
   Expected life of employee stock purchase plan
    rights......................................     NA        NA     1.2 years
   Risk-free interest rate--options.............    5.0%      6.0%      6.4%
   Risk-free interest rate--employee stock
    purchase plan rights........................     NA        NA       6.0%
   Expected dividend yield......................     0%        0%        0%

   * Prior to the Company's initial public offering in October 1999, expected volatility was 0%.

   For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized ratably over the award's vesting period. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, net loss and net loss per share would have increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                Years ended December 31,
                                               -----------------------------
                                                 1998      1999      2000
                                               --------  --------  ---------
   Net loss attributable to common
    stockholders:
     As reported.............................. $(12,093) $(57,496) $(112,826)
                                               ========  ========  =========
     Pro forma................................ $(12,667) $(69,940) $(115,728)
                                               ========  ========  =========
   Net loss per share (basic and diluted):
     As reported.............................. $  (0.92) $  (3.32) $   (3.04)
                                               ========  ========  =========
     Pro forma................................ $  (0.97) $  (4.04) $   (3.12)
                                               ========  ========  =========

   The weighted-average fair value of options granted during 1998, 1999 and 2000 was $4.42, $7.89 and $3.79, respectively. The weighted average fair value of employee stock purchase plan rights granted in 2000 was $.56.

 Deferred Stock Compensation

   The Company recorded deferred stock compensation of approximately $3.6 million and $23.2 million in 1998 and 1999, respectively, representing the difference between the exercise price and the deemed fair value, for financial reporting purposes, of the Company's common stock on the grant date for certain of the Company's

                              E-STAMP CORPORATION
stock options granted to officers and employees. In the absence of a public market for the Company's common stock, the deemed fair value was determined by the Company's board of directors and was based on the price per share of sales of equity securities to third parties. In 2000, the Company recorded deferred stock compensation of $1.2 million related to the acquisition of Infinity Logistics Corporation and Automated Logistics Corp. Approximately $0.9 million of this amount related to an agreement with a stockholder of Infinity Logistics Corporation and Automated Logistics Corp. to remain an employee of the Company for a two-year period. The remainder related to stock options that were assumed by the Company. The amounts related to stock options are being amortized by charges to operations over the vesting periods of the individual stock options using the graded vesting method. The amount related to the agreement with the stockholder of Infinity Logistics Corporation and Automated Logistics Corp. is being amortized on a straight-line basis over the two-year vesting period. Amortization expense amounted to approximately $0.9 million, $10.6 million and $8.0 million in 1998, 1999 and 2000, respectively.

   In August 1999, the Company granted 187,500 shares of common stock to two Company executives. On the date of grant, the Company recorded approximately $1.8 million of compensation expense.

   During 2000, the Company reversed approximately $3.9 million of deferred stock compensation related to unvested stock options that were forfeited upon the employee's termination of employment.

   In September 2000, the Company repurchased unvested shares as part of the severance arrangement from two terminated employees at a price exceeding the fair value of the stock at the date of repurchase. The Company recorded expense of $0.6 million in connection with the repurchase, which is included in restructuring costs.

   In October 2000, the Company allowed four officers to rescind their exercise of stock options with respect to the unvested portion of the shares exercised. A total of 1,304,687 shares were returned to the Company in exchange for the cancellation of promissory notes totaling $1.1 million. The Company granted to two of the officers replacement options for a total of 1,035,156 shares at an exercise price of $0.75 per share, the fair market value on the date of the grant. The exercise price of $0.75 was in excess of the exercise price for the options that were rescinded. In connection with the rescission, the Company recognized compensation expense of $121,000.

 Stock Subject to Rescission

   Shares issued under the Company's 1996 Employee Plan, 1996 Director Plan and 1999 Stock Plan (the "Plans") prior to October 14, 1999 may not have qualified for exemption from registration or qualification under federal and state securities laws and therefore may be subject to rescission.

   On February 2, 2000, the Company filed a rescission offer for 5,682,341 shares of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, covering shares of common stock issued under the Plans. The Company currently intends to file a request to withdraw the registration statement. Because the Act does not provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock and a significant portion of the shares have been resold for a price in excess of the original purchase price paid by the optionees, the Company does not intend to extend the rescission offer to the optionees. Management believes that the Company does not have a contingent liability resulting from the issuance of stock to these optionees that would materially and adversely impact the results of operations or financial position of the Company.

   Shares subject to rescission have been included in stockholders' equity in the accompanying balance sheets.

                              E-STAMP CORPORATION

 Stock Subject to Repurchase

   As of December 31, 1999 and 2000, the Company had 3,358,570 and 425,882 shares of common stock outstanding, respectively, that were subject to repurchase. All of the shares subject to repurchase at December 31, 1999 and 193,262 shares at December 31, 2000 are the result of the exercise of unvested stock options by employees in exchange for notes and cash. These shares vest over the four-year vesting period of the underlying exercised stock options. At December 31, 2000, the remaining 232,620 shares subject to repurchase relate to the earn-out agreement entered into in connection with the acquisition of Infinity Logistics Corporation and Automated Logistics Corp. The right to repurchase these shares is at the sole discretion of the Company.

 Notes Receivable from Stockholders

   In 1998 and 1999, the Company received $0.7 million and $3.1 million, respectively, of full recourse notes receivable from employees that bear interest at 6% per annum in consideration for the exercise of stock options. Interest on the notes is payable annually on the anniversary date of the note and principle is due on the earlier of the fifth anniversary of the note or 90 days after termination of employment. In 1999 and 2000, the Company received payments on the notes of $168,000 and $247,000, respectively. In 1999 and 2000, the Company canceled notes totaling $27,000 and $2.7 million, respectively, in connection with the repurchase of shares or rescission of option exercises upon termination of certain note holders.

 Shares Reserved

   As of December 31, 2000, the common shares reserved for future issuance were as follows (in thousands):

     Stock options........................................................ 7,032
     Employee stock purchase plan.........................................   698
     Warrants.............................................................    48
                                                                           -----
       Total shares reserved.............................................. 7,778
                                                                           =====

8. Employee Benefit Plan

   Effective April 1, 1996, the Company established a 401(k) plan, the E-Stamp Corporation Benefit Plan (the "Plan"). The Plan provides for a Company match of employee contributions equal to 50% of employee contributions up to 4% of their compensation. Employees are eligible to participate in the Plan at the beginning of the month following the first day of employment. The terms of the Plan are subject to change as determined by management. The Company made contributions in 1998, 1999 and 2000 of approximately $59,000, $101,000 and $218,000, respectively.

9. Income Taxes

   Due to operating losses, no income tax provision has been recorded for 1998, 1999 and 2000.

                              E-STAMP CORPORATION

   Significant components of the Company's deferred tax assets and liabilities for federal and state tax purposes are as follows:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
                                                              (in thousands)
Net operating loss carryforwards............................ $ 15,100  $ 51,400
Research and development credit carryforwards...............    1,500     2,100
Capitalized research and development........................    9,300    15,200
Capitalized start-up costs..................................    1,500     2,200
Other.......................................................    6,500     4,100
                                                             --------  --------
Total deferred tax assets...................................   33,900    75,000
Valuation allowance.........................................  (33,900)  (75,000)
                                                             --------  --------
Net deferred tax assets..................................... $     --  $     --
                                                             ========  ========

   FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

   The valuation allowance increased by $23.7 million during the year ended December 31, 1999.

   As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $133.6 million and $80.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2005 through 2020, if not utilized. The Company also had federal and state research and development tax credit carryforwards of approximately $1.5 million and $0.9 million, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2011 through 2020, if not utilized.

   Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

10. Commitments

   The Company entered into an operating lease agreement on February 25, 2000 for office space in Mountain View, California. The term of the lease is seven years and there are no renewal terms. The rental commitments relating to this lease for the years 2001, 2002, 2003, 2004, 2005 and thereafter are $3.6 million, $3.7 million, $3.8 million, $3.9 million, $4.0 million and $4.8 million, respectively. Prior to entering into this lease agreement, the Company had various leases and subleases for facilities in California and Texas, all of which had expired or had been terminated as of December 31, 2000. Rental expenses under all operating leases were $554,000, $853,000 and $4,247,000 for 1998, 1999 and 2000, respectively.

   Assets capitalized under capital leases totaled approximately $94,000 and $80,000 at December 31, 1999 and 2000, respectively and are included in computers and furniture and fixtures. Accumulated amortization related to assets under capital leases totaled $74,000 and $72,000 at December 31, 1999 and 2000, respectively.

   At December 31, 2000, aggregate noncancelable advertising commitments related to the Internet postage business total approximately $2.5 million. This amount has been accrued and included in restructuring costs.

                              E-STAMP CORPORATION

11. Net Loss Per Share

   Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted net loss per share. Therefore, the Company's basic and diluted net loss are the same.

   The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                  Years ended December 31,
                                                 -----------------------------
                                                   1998      1999      2000
                                                 --------  --------  ---------
Basic and diluted:
  Net loss...................................... $(10,710) $(55,410) $(112,826)
  Accretion on redeemable convertible preferred
   stock........................................   (1,383)   (2,086)        --
                                                 --------  --------  ---------
  Net loss attributable to common stockholders.. $(12,093) $(57,496) $(112,826)
                                                 ========  ========  =========
  Weighted-average shares of common stock
   outstanding..................................   14,044    20,240     39,251
  Less: weighted-average shares subject to
   repurchase...................................     (969)   (2,927)    (2,107)
                                                 --------  --------  ---------
  Shares used in computing basic and diluted net
   loss per share...............................   13,075    17,313     37,144
                                                 ========  ========  =========
  Net loss per share, basic and diluted......... $  (0.92) $  (3.32) $   (3.04)
                                                 ========  ========  =========

   The Company has excluded all redeemable convertible preferred stock, outstanding stock options, warrants and shares subject to repurchase from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share were 7,711,000, 5,667,000 and 3,683,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

12. Contingencies

 Pitney Bowes Litigation

   On June 10, 1999, Pitney Bowes filed suit against the Company in the U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that the Company is infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. On July 30, 1999, the Company filed its answer to Pitney Bowes' complaint in which the Company denies all allegations of patent infringement and asserts affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, the Company also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with E-Stamp's business relations based, in part, upon the Company's allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and businesses from investing and entering into agreements with E-Stamp. The Company's suit seeks

                              E-STAMP CORPORATION
compensatory and treble damages, injunctive relief and recovery of attorney's fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of E-Stamp's affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims. On July 28, 2000 the U.S. District Court for the District of Delaware granted Pitney Bowers' motion to bifurcate discovery and trial of certain of our defenses and counterclaims. On April 14, 2000, Pitney Bowes filed a motion to amend their original complaint seeking to assert one additional patent held by Pitney qBowes. On July 28, 2000, the U.S. District Court for the District of Delaware granted Pitney Bowes' motion to amend. The Company is continuing to investigate the claims against it as well as infringement by Pitney Bowes of its patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future.

   Pendency of the litigation can be expected to result in significant expenses to E-Stamp and the diversion of management time and other resources. Management believes that the Company will not suffer a material adverse impact on its results of operations or its financial position as a result of this litigation.

13. Segment Reporting

   The Company operates in a single reportable segment. For the year 2000, the Company's product lines included its transportation management and warehouse management products and its Internet postage products. Prior to 2000, the Company had only the Internet postage product line. For the year ended December 31, 2000, the transportation management and warehouse management product lines generated revenues of $1.2 million and the Internet postage product line generated revenues of $4.1 million. The Company's chief operating decision maker does not review any information other than revenues on a product line or segment basis.

   All of the Company's assets are located in the United States. The Company had no significant revenues from outside the United States in any period presented.

14. Subsequent Events (unaudited)

   On February 22, 2001, the Company announced that it would implement a reduction in force and eliminate 45 employees and contractors from its workforce. The Company expects to record a corporate restructuring charge for the quarter ending March 31, 2001 in connection with this reduction in force.

   On March 16, 2001, a plaintiff filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contracts with Plaintiff and other customers. The plaintiff seeks compensatory damages and disgorgement of monies received in connection with the sale of Internet postage products. We are currently investigating the claims against us and intend to vigoriously defend this action.

   On November 9, 2000, the Company received a notice from The Nasdaq Stock Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on The Nasdaq National Market. On March 23, 2001, the Company attended a hearing before The Nasdaq Qualifications Hearing Panel to determine if its common stock should continue to be listed on the The Nasdaq National Market, and the Company is awaiting a determination by The Nasdaq Stock Market of its listing status on the Nasdaq National Market. If the Company's common stock is delisted from The Nasdaq National Market, the liquidity and trading price of the Company's common stock could be negatively impacted.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

       Reference is made to page 24 for a list of all financial statements and schedules filed as a part of this report.

    2. Financial Statement Schedules

       None.

    3. Exhibits

       The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K.

       On December 6, 2000, the Company filed a current report on Form 8-K regarding the phase out of its Internet postage business.

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

 10.8*   Employment Agreement, dated March 29, 1996, between Registrant and
         Nicole Ward (Eagan).

 10.9*   Employment Agreement, dated May 13, 1996, between Registrant and
         Martin Pagel.

 10.10*  Employment Agreement, dated July 27, 1996, between Registrant and
         Thomas Reinemer.

 10.11*  Promissory Note, dated May 30, 1999, between Registrant and Robert H.
         Ewald.

 10.12* Crypto iButton Service Provider Agreement dated August 21, 1998, between Registrant and Dallas Semiconductor Corporation.

  Exhibit
  Number   Exhibit Title
  -------  -------------
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

 10.23**   Promissory Note dated December 23, 1999, between Registrant and
           Marcelo Gumucio.

 10.24**   Promissory Note dated January 14, 2000, between Registrant and
           Robert H. Ewald.

 10.25** Stock Pledge Agreement dated December 22, 1999 between Registrant and Marcelo Gumucio.

 10.26**   Stock Pledge dated January 14, 2000 between Registrant and Robert H.
           Ewald.

 10.27***  Office lease between EOP-Shoreline Technology Park, LLC and E-Stamp
           Corporation.

 10.28**** Promissory Note dated June 7, 2000 between the Company and Roderick
           Witmond.

 10.29**** Letter dated October 23, 2000 between the Company and Robert Ewald.

 10.30**** Letter dated October 23, 2000 between the Company and Bruce White.

 10.31**** Letter dated October 23, 2000 between the Company and Ed Malysz.

 10.32     Change of Control Severance Agreement between the Company and Robert
           H. Ewald

 10.33     Change of Control Severance Agreement between the Company and Paul
           Goldman

 10.34     Change of Control Severance Agreement between the Company and Laurie
           Lindsey

 10.35     Change of Control Severance Agreement between the Company and Edward
           Malysz

 10.36     Change of Control Severance Agreement between the Company and Daniel
           Walsh

 10.37     Change of Control Severance Agreement between the Company and
           Roderick Witmond

 10.38     Value Added Reseller Agreement between the Company (through
           Automated Logistics Corp, a.k.a. Evcor) and Aristo Computers, Inc.
           (now Kewill Electronic Commerce).

 10.39     Tracer VAR Agreement between Tracer Research Inc. (now Kewill
           Electronic Commerce) and the Company (a.k.a. Evcor Automated
           Logistics Corp.)

 10.40     Master Systems and Program Development Agreement amount Infonet
           Services Corporation, the Company (through Infinity Logistics
           Corporation) and Questco, Incorporated

 23.1      Consent of Ernst & Young LLP, Independent Auditors.

 24.1      Power of Attorney (Included on Page 52).

--------

* Incorporated by reference from Registration Statement No. 333-85359, as amended, originally filed with the Securities and Exchange Commission on August 17, 1999.

** Incorporated by reference from Registration Statement No. 333-96013, originally filed with the Securities and Exchange Commission on February 2, 2000.

*** Incorporated by reference from Form 10-Q, filed August 14, 2000.

**** Incorporated by reference from Form 10-Q, filed November 14, 2000.

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

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, California, on the 28th day of March, 2001.
                                          E-STAMP CORPORATION

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

             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ Robert H. Ewald          President, Chief Executive      March 28, 2001
____________________________________ Officer and Director
          Robert H. Ewald            (Principal Executive
                                     Officer)


        /s/ Edward F. Malysz         Vice President and Acting       March 28, 2001
____________________________________ Chief Financial Officer
          Edward F. Malysz           (Principal Financial and
                                     Accounting Officer),
                                     General Counsel and
                                     Secretary

       /s/ Marcelo A. Gumucio        Chairman of the Board           March 28, 2001
____________________________________
         Marcelo A. Gumucio

         /s/ John V. Balen           Director                        March 28, 2001
____________________________________
           John V. Balen

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Thomas L. Rosch           Director                        March 28, 2001
____________________________________
           Thomas L. Rosch


                                     Director                        March 28, 2001
____________________________________
             Peter Boit

         /s/ Adam Wagner             Director                        March 28, 2001
____________________________________
            Adam Wagner

                                     Director                        March 28, 2001
____________________________________
           Rebecca Saeger

       /s/ Robert J. Cresci          Director                        March 28, 2001
____________________________________
          Robert J. Cresci