Form 10-K/A
period 2000-12-31
E STAMP CORP
filed 2001-04-30
CIK 1092917

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-K/A

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

                               Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on April 9, 2001 as reported on the National Market of The Nasdaq Stock Market, was approximately $3,926,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 9, 2001, registrant had outstanding 38,150,637 shares of Common Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

   The purpose of this Amendment No. 1 to Form 10-K is solely to file the information required under Items 10-13 of Part III, which the Registrant had previously incorporated by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders. The Registrant intends to mail its Proxy Statement to its stockholders on or about June 18, 2001.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

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

   Marcelo A. Gumucio has served as Chairman of the Board since November 1998. Mr. Gumucio is Managing Partner of Gumucio, Burke and Associates, a private investment firm that he co-founded in 1992. From April 1996 to July 1997, Mr. Gumucio was Chief Executive Officer of Micro Focus PLC, an enterprise software provider. He has also served as a member of the Micro Focus' board of directors since January 1996. Before joining Micro Focus, Mr. Gumucio was President and Chief Executive Officer of Memorex Telex NV between 1992 and 1996. Mr. Gumucio currently serves on the board of directors of BidCom, Inc., Digital Island and Burr Brown Corporation and serves as Chairman of the boards of WebSentric and NetFreight. Mr. Gumucio received his B.S. in mathematics from the University of San Francisco and M.S. in applied mathematics and operations research from the University of Idaho. Mr. Gumucio is also a graduate of the Harvard Business School Advanced Management Program.

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

Director Compensation

   Except for our Chairman of the Board, we do not currently compensate our directors in cash for their service as members of the board of directors, although we reimburse our directors for expenses in connection with attendance at board of director and compensation committee meetings. We currently pay Mr. Gumucio $9,537 per month for his service as Chairman of the Board. In addition, we provide Mr. Gumucio with health coverage and other employee benefits, and have agreed to provide Mr. Gumucio and his dependents with continued health coverage until Mr. Gumucio reaches the age of 65. Under our stock option plan, directors are eligible to receive stock option grants at the discretion of the board of directors or other administrator of the plan.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied, except that Peter Boit and Paul Goldman each filed a Form 3 late and Adam Wagner filed a Form 4 late.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The table below summarizes the compensation earned for services rendered to us in all capacities for the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998 by our chief executive officer, our next three most highly compensated executive officers and our two most highly compensated former executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000. These executives are referred to as the Named Executive Officers elsewhere in this document.

                                                      Long-Term
                                    Annual          Compensation
                                 Compensation          Awards
                              ------------------    -------------
                                                     Securities
                                                     Underlying
   Name and Principle                                  Options     All Other
        Position         Year Salary($) Bonus($)    (# of Shares) Compensation
   ------------------    ---- --------- --------    ------------- ------------
Robert H. Ewald......... 2000 $296,657  $100,000        928,906     $273,398(3)
 President and Chief
  Executive Officer      1999  227,169   125,000      1,626,250      862,084(4)
                         1998      --        --             --           --

Edward F. Malysz........ 2000  150,024    50,000         60,000       60,635(5)
 Vice President, General
  Counsel, Secretary     1999   73,235    70,500(9)     187,500        2,125(7)
 and Acting Chief
  Financial Officer      1998      --        --             --           --

Roderick M. Witmond..... 2000  166,500    54,000         85,000       66,955(6)
 Vice President,
  Business Development   1999   62,826    40,000(9)     187,500        1,425(7)
                         1998      --        --             --           --

Laurie L. Lindsey....... 2000  139,346    18,000        340,000        2,841(7)
 Vice President, Product
  Development            1999      --        --             --           --
                         1998      --        --             --           --

Nicole Eagan............ 2000  115,001    46,668            --         3,146(7)
 Vice President,
  Marketing and Sales(1) 1999  172,819   182,268(9)      62,500        1,448(7)
                         1998  128,750    28,000         35,000          --

Thomas J. Reinemer...... 2000  138,599    82,693            --        50,404(8)
 Vice President,
  International(2)       1999  160,342   139,072(9)         --         2,860(7)
                         1998  128,750    28,000         35,000          --

--------
(1) Ms. Eagan served as Vice President, Marketing and Sales from July 1999 until May 2000 and as Vice President, Marketing and Business Development from May 1996 until July 1999.

(2) Mr. Reinemer served as Vice President, International from March 1999 to September 2000 and as Vice President, Operations from August 1996 until March 1999

(3) Includes $270,523 for forgiveness of a portion of a loan and E-Stamp's contributions to its 401(k) plan in 2000 on behalf of Mr. Ewald.

(4) Includes $860,000 for a stock bonus award and E-Stamp's contributions to its 401(k) plan in 1999 on behalf of Mr. Ewald.

(5) Includes $58,008 for stock repurchased at a price exceeding the fair value of the stock at the date of repurchase and E-Stamp's contributions to its 401(k) plan in 2000 on behalf of Mr. Malysz.

(6) Includes $63,408 for stock repurchased at a price exceeding the fair value of the stock at the date of repurchase and E-Stamp's contributions to its 401(k) plan in 2000 on behalf of Mr. Witmond.

(7) Represents E-Stamp's contributions to its 401(k) plan on behalf of the Named Executive Officers.

(8) Includes severance pay of $46,816 and E-Stamp's contributions to its 401(k) plan in 2000 on behalf of Mr. Reinemer.

(9) Performance bonuses applicable to 1999 but paid in 2000 are shown as bonuses for 1999.

Option Grants in the Last Fiscal Year

   The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended December 31, 2000, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually, and based upon the fair market value at the date of grant as determined by the board of directors which was equal to the exercise price. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

   In the fiscal year ended December 31, 2000, we granted options to purchase up to an aggregate of 4,061,299 shares to employees, directors and consultants. All options were granted under our 1996 Stock Option and Restricted Stock Plan or our 1999 Stock Plan at exercise prices at or above the fair market value of our common stock on the date of grant. All options have a term of ten years. Optionees may pay the exercise price by cash, certified check, or delivery of already-owned shares of our common stock. The option shares vest pursuant to various schedules.

                                      Individual Grants
                         -------------------------------------------
                                                                         Potential
                                                                     Realizable Value
                                                                     at Assumed Annual
                                    % of Total                        Rates of Stock
                         Number of    Options                              Price
                         Securities Granted to                       Appreciation For
                         Underlying  Employees  Exercise                Option Term
                          Options     in Last     Price   Expiration -----------------
          Name           Granted(#) Fiscal Year ($/Share)    Date     5%($)   10%($)
          ----           ---------- ----------- --------- ---------- ------- ---------
Robert H. Ewald.........   14,500       0.36      12.31    2/18/10   112,277   284,533
                           35,500       0.87      12.31    2/18/10   274,886   696,615
                          878,906      21.64       0.75    2/18/09   330,212   798,047
Edward F. Malysz........    9,000       0.22      12.31    2/18/10    69,689   176,607
                            1,000       0.02      12.31    2/18/10     7,743    19,623
                           16,571       0.41       1.47    9/18/10    15,307    38,791
                           33,429       0.82       1.47    9/18/10    30,879    78,254
Roderick M. Witmond.....    9,000       0.22      12.31    2/18/10    69,689   176,607
                            1,000       0.02      12.31    2/18/10     7,743    19,623
                           19,697       0.49       1.47    9/18/10    18,195    46,108
                           55,303       1.36       1.47    9/18/10    51,085   129,458
Laurie L. Lindsey.......   30,000       0.74      10.19    3/13/10   192,206   487,088
                          120,000       2.95      10.19    3/13/10   768,824 1,948,350
                           16,929       0.42       3.38    5/22/10    35,932    91,059
                           73,071       1.80       3.38    5/22/10   155,095   393,040
                           12,502       0.31       1.47    9/18/10    11,548    29,266
                           87,498       2.15       1.47    9/18/10    80,824   204,823
Nicole Eagan............   14,000       0.34      12.31    2/18/10   108,406   274,721
                           16,000       0.39      12.31    2/18/10   123,892   373,967
Thomas J. Reinemer......   17,500       0.43      12.31    2/18/01   135,507   343,402
                            2,500       0.06      12.31    2/18/01    19,358    49,057

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The following table describes for the Named Executive Officers their option exercises for the fiscal year ended December 31, 2000, and exercisable and unexercisable options held by them as of December 31, 2000.

   The "Value of Unexercised In-the-Money Options at December 31, 2000" is based on a value of $0.1875 per share, the fair market value of our common stock as of December 31, 2000, which was the closing price of our common stock on December 29, 2000, as reported on the NASDAQ stock market, less the per share exercise price, multiplied by the number of shares issued upon exercise of the option. All options were granted under our 1996 Stock Option and Restricted Stock Plan and our 1999 Stock Plan. The option shares vest pursuant to various schedules.

                                                         Number of
                                                   Securities Underlying     Value of Unexercised
                                                  Unexercised Options At    In-the-Money Options at
                           Shares                  December 31, 2000(#)      December 31, 2000($)
                         Acquired on    Value    ------------------------- -------------------------
          Name           Exercise(#) Realized($) Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ----------- ----------- ------------- ----------- -------------
Robert H. Ewald.........      --       $   --      87,891       841,015       $ --         $ --
Edward F. Malysz........      --           --       6,250        53,750         --           --
Roderick M. Witmond.....      --           --       9,375        75,625         --           --
Laurie L. Lindsey.......      --           --      23,750       316,250         --           --
Nicole Eagan............      --           --         --            --          --           --
Thomas J. Reinemer......   10,938       88,024        --            --          --           --

Related Party Transactions

   E-Stamp entered into a merger agreement, an escrow agreement, and related agreements with Paul Goldman in connection with E-Stamp's acquisition of Infinity Logistics Corporation and Automated Logistics Corporation on May 23, 2000. Commencing in May 2000, the Company paid two automotive leasing companies an aggregate of $7,152.32 for two automobiles operated by Paul Goldman, its Vice President, Sales.

   In connection with the early exercise of stock options held by officers Bo Ewald, Ed Malysz, and Rod Witmond, E-Stamp extended secured loans in the form of promissory notes to each officer. The loans are secured pursuant to restricted stock purchase agreements and related letter agreements between E-Stamp and each officer. In October 2000, E-Stamp repurchased certain of the shares held by Messrs. Ewald, Malysz and Witmond, and reduced the principal amount remaining under the promissory notes. The principal amounts currently outstanding under the notes are $469,688, $70,313, and $56,250, respectively.

   Pursuant to a stock pledge agreement between E-Stamp and Marcelo Gumucio and Carole Gumucio and a stock pledge agreement between E-Stamp and Robert Ewald, as of April 9, 2001, E-Stamp has the right to repurchase 15,000 and 4,374 shares of E-Stamp common stock, respectively, upon an event of default under such agreements. The stock pledge agreements were entered into in connection with a $410,000 loan to Mr. Ewald and a $150,000 loan to the Gumucio's. The purpose of the loans was to pay the taxes incurred by both parties upon receipt of a 125,000 share stock bonus to Mr. Ewald and a 62,500 share stock bonus to Mr. Gumucio. The loans are forgivable over 8 quarterly periods commencing on August 18, 1999, so long as Mr. Ewald and Mr. Gumucio remain in the service of E-Stamp.

   E-Stamp has extended a loan to Robert Ewald pursuant to a Promissory Note dated January 14, 2000, and E-Stamp has entered into a related Stock Pledge Agreement with Mr. Ewald in connection therewith. E-Stamp retained the right to repurchase these shares in the event of default.

   During 2000, we paid Microsoft Corporation the aggregate sum of $2,762.557 pursuant to the terms of a marketing arrangement. Microsoft owns 5.3% of E-Stamp's issued and outstanding Common Stock.

   E-Stamp has entered into Change of Control Severance Agreements with each of its officers, which agreements provide for the payment of one year of base salary, continued health coverage for a one year period, the forgiveness of certain loans related to the early exercise of stock options and outplacement services.

   E-Stamp provides each officer with a quarterly retention bonus if such officer remains employed by E-Stamp through the end of each quarter.

Compensation Committee Interlocks and Insider Participation

   No member of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

   On June 7, 2000, E-Stamp provided a relocation loan to Roderick Witmond in the original principal sum of $400,000. The loan is due and payable on the earlier of 90 days following the termination of his employment with E-Stamp or the fifth anniversary of the loan. The loan will be partially forgiven in the amount of $100,000 if Mr. Witmond remains employed by E-Stamp for the term of the loan and in the amount of $200,000 if Mr. Witmond's employment with the Company is terminated as a result of a reduction in force or business combination. The loan is secured by a deed of trust encumbering his residence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   During 2000, E-Stamp paid Microsoft Corp. the sum of $2,762,557 pursuant to the terms of a marketing agreement. Microsoft owns 5.3% of the issued and outstanding E-Stamp common stock. The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 9, 2001 by (i) the Company's Chief Executive Officer, (ii) each of the four other most highly compensated executive officers of the Company during the year ended December 31, 2000, (iii) any individual that would have qualified for category (ii) had they be employed by the Company as an executive officer at year's end, and (iv) all those known by the Company to be beneficial owners of more than five percent of outstanding shares of the Company's Common Stock. This table is based on information provided to the Company or filed with the Securities and Exchange Commission by the Company's directors, executive officers and principal stockholders. Unless otherwise indicated in the footnotes below, and subject to community property laws where applicable, each of the named persons have sole voting and investment power with respect to the shares shown as beneficially owned.

   Unless otherwise indicated, the address for each stockholder listed in the following table is c/o E-Stamp Corporation, 2051 Stierlin Court, Mountain View, California 94043. Applicable percentage ownership in the following table is based on 38,150,657 shares of Common Stock outstanding as of the April 9, 2001.

                                                                Percentage of
                                                      Number of     Shares
              Name of Person or Entity                 Shares   Outstanding (*)
              ------------------------                --------- --------------
Microsoft Corporation(1)............................  2,026,225      5.3%
Directors and Executive Officers:
Robert H. Ewald(2)..................................  1,059,582      2.8%
Thomas J. Reinemer..................................     33,500        *
Nicole Eagan........................................    150,000        *
Roderick M. Witmond(3)..............................     68,751        *
Edward F. Malysz(4).................................     77,161        *
Laurie L. Lindsey...................................     94,375        *
Marcelo A. Gumucio(5)...............................    451,212      1.2%
John V. Balen(6)....................................  1,497,877      4.0%
Thomas L. Rosch.....................................      2,780        *
Peter G. Boit.......................................        500        *
Adam Wagner(7)......................................    741,192      1.9%
Rebecca Saeger(8)...................................     20,833      0.1%
Robert J. Cresci(9).................................    727,448      1.9%
All directors and executive officers as a group (15)
 persons(10)........................................  6,113,566       16%

--------
  * Less than 1% of the outstanding shares of common stock.

 (1) The address for Microsoft Corporation is One Microsoft Way, Redmond, Washington 98502.

 (2) Includes 279,297 options exercisable within 60 days of April 9, 2001.

 (3) Includes 21,876 options exercisable within 60 days of April 9, 2001.

 (4) Includes 15,626 options exercisable within 60 days of April 9, 2001.

 (5) Includes 15,625 shares are exercisable within 60 days of April 9, 2001 and 163,225 shares are unvested and subject to a right of repurchase in favor of the Company, which right lapses over time.

 (6) These shares are beneficially owned by Canaan Equity, L.P. Mr. Balen is a principal of Canaan Partners. Mr. Balen disclaims beneficial ownership of these shares.

 (7) Includes 250,000 shares of common stock held by Wagner & Brown, Ltd., Mr. Wagner's former employer. Mr. Wagner has disclaimed beneficial ownership of these shares. Also: includes 62,500 shares of common stock held by Wagner Family Partnership VI, of which Mr. Wagner is a partner. Mr. Wagner has a 12.5% beneficial ownership of these shares. Includes 200,000 shares of common stock held in escrow and for which Mr. Wagner is an escrow agent. Wagner & Brown, Ltd. claims beneficial ownership of 38,280 shares and Wagner Family Partnership VI claims beneficial ownership of 9,560 shares. Includes 163,594 shares held by Wagner & Brown, Ltd., and 56,328 shares held by Wagner Family Partnership VI, in each case transferred by Unified Holdings, LLC. Mr. Wagner is a managing member of Unified Holdings, LLC. Includes 3,385 shares of common stock held by Wagner & Brown, Ltd. and 3,385 shares of common stock held by Wagner Family Partnership VI. Includes 2,000 shares held by Mr. Wagner's wife.

 (8) Includes 20,833 shares issuable upon exercise of options held by Ms. Saeger within 60 days of April 9, 2001.

 (9) Includes 96,968 shares of common stock held by the Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., 145,490 shares of common stock held by the Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. and 484,990 shares held by the Delaware State Employees' Retirement Fund. Such funds are managed by Pecks Management Partners Ltd., of which Mr. Cresci is a Managing Director. Mr. Cresci disclaims beneficial ownership of these shares.

(10) Includes 1,335,734 shares issued under the 1999 Stock Plan and 1996 Stock Option and Restricted Stock Plan which were vested and 163,225 shares which were unvested at April 9, 2001 and subject to a right of repurchase in favor of E-Stamp, which right lapses over time. Includes 472,632 shares issuable upon exercise of options within 60 days of April 9, 2001.

Other Transactions

   We have entered into indemnification agreements with each of our executive officers and directors.

   We have granted options to our executive officers and some of our directors.

   We currently pay Marcelo Gumucio $9,537 per month for his service as Chairman of the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to "Related Party Transactions" at pages 9 and 10 of this filing.

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California, on the 30th day of April, 2001.

                                          E-STAMP CORPORATION

                                          By:     /s/ Robert H. Ewald
                                            -----------------------------------
                                                     Robert H. Ewald
                                              President and Chief Executive
                                                         Officer

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ Robert H. Ewald           President, Chief Executive      April 30, 2001
____________________________________ Officer and Director
          Robert H. Ewald            (Principal Executive
                                     Officer)
      /s/ Edward F. Malysz           Vice President and Acting       April 30, 2001
____________________________________ Chief Financial Officer
          Edward F. Malysz           (Principal Financial and
                                     Accounting Officer), General
                                     Counsel and Secretary
     /s/ Marcelo A. Gumucio          Chairman of the Board           April 30, 2001
____________________________________
         Marcelo A. Gumucio
        /s/ John V. Balen            Director                        April 30, 2001
____________________________________
           John V. Balen
       /s/ Thomas L. Rosch           Director                        April 30, 2001
____________________________________
          Thomas L. Rosch
            /s/                      Director                        April 30, 2001
____________________________________
             Peter Boit
         /s/ Adam Wagner             Director                        April 30, 2001
____________________________________
            Adam Wagner
            /s/                      Director                        April 30, 2001
____________________________________
           Rebecca Saeger
      /s/ Robert J. Cresci           Director                        April 30, 2001
____________________________________
          Robert J. Cresci