Form 10-Q
period 2001-03-31
E STAMP CORP
filed 2001-05-21
CIK 1092917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                             YES [X]            NO [ ]

        As of April 30, 2001, 37,919,959 shares of the Registrant's common stock were outstanding.

                               E-STAMP CORPORATION

                                    FORM 10-Q
                                 March 31, 2001

                                      INDEX

                                                                            PAGE
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

        a.  Condensed Balance Sheets as of March 31, 2001 (Unaudited)
            and December 31, 2000.........................................    3

        b.  Condensed Statements of Operations for the three  months
            ended March 31, 2001 and 2000 (Unaudited).....................    4

        c.  Condensed Statements of Cash Flows for the three months
            ended March 31, 2001 and 2000 (Unaudited).....................    5

        d.  Notes to Condensed Financial Statements (Unaudited)...........    6


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  11

            Risk Factors...................................................  13

Item 3. Qualitative and Quantitative Disclosure About Market Risk..........  14



PART II -- OTHER INFORMATION

Item 1. Legal Proceedings..................................................  15


Item 2. Changes In Securities and Use of Proceeds..........................  16


Item 6. Exhibits and Reports on Form 8-K...................................  16


        Signature..........................................................  17

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               E-STAMP CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                       Mar. 31,        Dec. 31,
                                                         2001           2000
                                                      ---------       ---------
                                                     (Unaudited)          *
ASSETS
Current assets:
   Cash and cash equivalents ...................      $  15,153       $  25,233
   Restricted cash .............................          3,750           3,750
   Accounts receivable, net ....................            183             369
   Other receivables ...........................          1,448             847
   Prepaid expenses and other current assets ...          1,283           1,274
                                                      ---------       ---------
     Total current assets ......................         21,817          31,473

Property and equipment, net ....................          3,524           5,493
Goodwill and intangible assets, net ............           --             4,741
Deposits and other assets ......................          1,200           1,200
                                                      ---------       ---------
     Total assets ..............................      $  26,541       $  42,907
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $   3,969       $   3,529
   Accrued liabilities .........................          1,593           2,140
   Accrued restructuring costs .................          2,380           5,933
   Deferred revenue ............................            243             328
                                                      ---------       ---------
     Total current liabilities .................          8,185          11,930

Commitments and contingencies

Stockholders' equity:
   Common stock ................................             38              38
   Additional paid-in capital ..................        224,852         224,878
   Notes receivable from employees and officers            (596)           (664)
   Deferred stock compensation .................         (3,432)         (4,622)
   Accumulated deficit .........................       (202,506)       (188,653)
                                                      ---------       ---------
     Total stockholders' equity ................         18,356          30,977
                                                      ---------       ---------
     Total liabilities and stockholders' equity       $  26,541       $  42,907
                                                      =========       =========


* The condensed balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                               E-STAMP CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
General corporate expenses ........................      $ (1,823)      $ (2,049)
Interest income ...................................           478          1,437
Interest expense ..................................           (21)           (32)
                                                         --------       --------
Loss from continuing operations ...................        (1,366)          (644)
Loss from discontinued operations .................       (12,487)       (29,044)
                                                         --------       --------
Net loss ..........................................      $(13,853)      $(29,688)
                                                         ========       ========

Basic and diluted loss per common share:

   Continuing operations ..........................      $  (0.04)      $  (0.02)
   Discontinued operations ........................         (0.33)         (0.80)
                                                         --------       --------
   Net loss .......................................      $  (0.37)      $  (0.82)
                                                         ========       ========
Shares used in computing basic and diluted loss per
   common share ...................................        37,539         36,086
                                                         ========       ========






                             See accompanying notes.

                                         E-STAMP CORPORATION
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                            (In thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                           -------------------------
                                                              2001           2000
                                                           ---------       ---------
Operating activities:
Net loss ............................................      $ (13,853)      $ (29,688)
Adjustments to reconcile net loss to net cash used in
   operations:
   Depreciation and amortization ....................            991             406
   Loss on disposal of assets .......................             85            --
   Amortization of deferred stock compensation ......          1,190           3,434
   Impairment of long-lived assets ..................          5,709            --
   Amortization of deferred distribution costs ......           --               950
   Stock based compensation .........................             42            --
   Changes in operating assets and liabilities:
     Accounts receivable ............................            186            (694)
     Other receivables ..............................           (601)            232
     Prepaid marketing expense ......................           --            (1,066)
     Prepaid expenses and other current assets ......             (9)          3,677
     Inventory ......................................           --              (238)
     Accounts payable and accrued liabilities .......           (107)            254
     Accrued restructuring ..........................         (3,553)           --
     Deferred revenue ...............................            (85)           --
                                                           ---------       ---------
Net cash used in operating activities ...............        (10,005)        (22,733)
                                                           ---------       ---------
Investing activities:
Purchase of property and equipment ..................            (75)         (1,772)
Deposits and other assets ...........................           --            (2,829)
                                                           ---------       ---------
Net cash used in investing activities ...............            (75)         (4,601)
                                                           ---------       ---------

Financing activities:
Repayments of lease obligations .....................           --                (9)
Proceeds from issuance of common stock, net of
   repurchases ......................................           --               (85)
                                                           ---------       ---------
Net cash used in financing activities ...............           --               (94)
                                                           ---------       ---------
Net decrease in cash and cash equivalents ...........        (10,080)        (27,428)
Cash and cash equivalents at beginning of period ....         25,233         118,689
                                                           ---------       ---------
Cash and cash equivalents at end of period ..........      $  15,153       $  91,261
                                                           =========       =========

Non-cash investing and financing activities:

Common stock repurchased from employees upon
  termination by forgiveness of notes receivable ....      $     (68)      $    --
                                                           =========       =========


                             See accompanying notes.

                               E-STAMP CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Background and Basis of Presentation

E-Stamp Corporation, a Delaware corporation, was formed on August 23, 1996. The Company originally provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection.

In May 2000, the Company acquired two companies, Infinity Logistics Corporation ("Infinity Logistics") and Automated Logistics Corp. ("Automated Logistics"), providers of transportation management and warehouse management solutions that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduce its emphasis on the Internet postage business. In November 2000, the Company further restructured its organization and announced that it would phase-out its Internet postage service by the end of 2000.

On April 19, 2001, the Company entered into a merger agreement with Learn2.com, Inc., a provider of e-learning solutions. Pursuant to the merger agreement, Learn2 will merge with the Company, with the Company remaining as the surviving corporation. The merger is subject to certain conditions set forth in the merger agreement, including a minimum net cash requirement, as defined in the merger agreement, at the closing date and the approval of the stockholders of the Company and Learn2. The Company also announced that it would discontinue its remaining transportation management solutions business prior to completion of the merger. Because the plans to discontinue its businesses were finalized before the Company's Form 10-Q was filed for the first quarter, the Company's condensed consolidated financial statements and notes included herein reflect its businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses. In the event that the merger is completed, the Company intends to conduct the e-learning solutions business of Learn2.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant net losses and negative cash flows from operations since its inception. At March 31, 2001, the Company had an accumulated deficit of $202.5 million. There can be no assurance that the Company will be able to close the merger, and the Company's announcement that it will cease its remaining operations raises substantial doubt about the Company's ability to continue as a going concern in the event that the merger with Learn2.com is not completed.

The condensed financial statements of the Company as of and for the three month periods ended March 31, 2001 and 2000 included herein are unaudited, but include all adjustments, including the non-recurring $5.7 million adjustment for the impairment of long-lived assets, that the management of the Company believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000.

Other Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive loss comprises unrealized gains and losses on cash equivalents, which have been immaterial to date. As a result, comprehensive loss approximates net loss for all periods presented.

Loss Per Share

Loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted loss per share. Therefore, the Company's basic and diluted loss per share are the same.

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share amounts):

                                                 Three Months Ended
                                                      March 31,
                                              -----------------------
                                                2001           2000
                                              --------       --------
Basic and diluted:
  Loss from continuing operations .........      $ (1,366)      $   (644)
  Loss from discontinued operations .......       (12,487)       (29,044)
                                                 --------       --------
  Net loss ................................      $(13,853)      $(29,688)
                                                 ========       ========
  Weighted average shares of common
  stock outstanding .......................        37,953         39,118
  Less: Weighted average shares
  subject to repurchase ...................          (414)        (3,032)
                                                 --------       --------
  Shares used in computing basic and
  diluted loss per common share ...........        37,539         36,086
                                                 ========       ========
  Basic and diluted loss per common share:
  Continuing operations ...................      $  (0.04)      $  (0.02)
  Discontinued operations .................         (0.33)         (0.80)
                                                 --------       --------
  Net loss ................................      $  (0.37)      $  (0.82)
                                                 ========       ========

2.   Discontinued Operations

On April 19, 2001, the Company entered into a merger agreement under which it will merge with Learn2.com, an e-learning services provider. The Company also announced it would phase-out its existing transportation management solutions business prior to the completion of the merger. Historically, the Company operated under a single reportable segment consisting of two product lines, Internet postage and transportation management solutions. Because the plans to discontinue its businesses were finalized before the Company's Form 10-Q was filed for the first quarter, the Company's condensed financial statements and notes included herein reflect its businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of general corporate expenses.

Summary operating results of discontinued operations are as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       -----------------------
                                         2001           2000
                                       --------       --------
                                            (In thousands)
Net revenues ....................      $    317       $  1,490
                                       --------       --------
Impairment of long-lived assets .         5,709           --
Other costs and expenses ........         7,095         30,534
                                       --------       --------
Loss from discontinued operations      $(12,487)      $(29,044)
                                       ========       ========

All revenues for the three months ended March 31, 2001 were derived from the transportation management solutions business and all revenues for the three months ended March 31, 2000 were derived from the Internet postage business.

The Company expects that the cost of the discontinuance of its business will be less than the proceeds to be realized from the discontinuance, primarily as a result of the sale of its intellectual property in April 2001. See Note 7.

3.      Impairment of Long-Lived Assets

During the three months ended March 31, 2001, Company management identified indicators of possible impairment of long-lived assets, principally goodwill and other intangible assets initially recorded in connection with the Company's acquisition of Infinity Logistics and Automated Logistics. These indicators included deterioration in the business climate for technology companies, significant declines in the market values of companies operating in the technology sector and recent changes in the Company's operating results and cash flow projections for the transportation management solutions business.

Company management reviewed the projected operations and cash flows for the transportation management solutions business and compared projected undiscounted cash flows to the carrying amount of goodwill and other intangible assets. Based on the result of this review, management determined that these assets were impaired and had a fair value of zero. Accordingly, an impairment write-down was recorded during the three months ended March 31, 2001, consisting of $2.7 million of goodwill and $1.6 million of other intangible assets.

In addition, as a result of a significant decrease in the Company's employee headcount during the three months ended March 31, 2001, Company management performed an inventory of computers, office furniture and other equipment held for disposal as of March 31, 2001. A write-down of $1.4 million was recorded during the three months ended March 31, 2001 to reduce the carrying amount of property and equipment held for disposal to its estimated fair value less cost to sell.

4.      Restructuring Costs

During 2000, the Company undertook two corporate restructurings and recorded restructuring charges totaling $20.3 million. In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduce emphasis on its Internet postage business. In November 2000, the Company restructured the organization to phase out its Internet postage business. In connection with these restructurings, the Company terminated 52 employees, of which 48 left the Company by March 31, 2001 and the remaining four left by April 30, 2001. The windup of the Internet postage business was substantially completed by April 30, 2001.

The following table sets forth the activity in accrued restructuring costs during the three months ended March 31, 2001.

                                     BALANCE                BALANCE
                                   DECEMBER 31,             MARCH 31,
                                     2000      CASH PAID      2001
                                    --------------------------------
                                            (IN THOUSANDS)
Employee termination costs ...      $  824      $  632      $  192
Contract terminations ........       2,687       1,388       1,299
Operations shut-down .........       1,805       1,179         626
Reserve for sales returns ....         617         354         263
                                    ------      ------      ------
Total ........................      $5,933      $3,553      $2,380
                                    ======      ======      ======


In February 2001, the Company announced a further reduction in force and the elimination of 45 employees and contractors from its workforce. In connection with this action, the Company incurred severance expense of $392,000. This expense is included in loss from discontinued operations for the three months ended March 31, 2001.

5.      Stockholders' Equity

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

Consumer Class Action Suit

On March 16, 2001, a plaintiff filed a purported consumer class action suit against the Company in the Supreme Court of the State of New York, County of Kings. The suit alleges that the Company breached its contracts with the plaintiff and other customers. The plaintiff seeks compensatory damages and disgorgement of monies received in connection with the sale of Internet postage products. The Company is currently investigating the claims against it and intends to vigorously defend this action. Pendancy of these legal proceedings can be expected to result in expenses to the Company and the diversion of management time and other resources.

7.      Subsequent Events

On November 9, 2000, the Company received a notice from The Nasdaq Stock Market that its common stock had failed to maintain a minimum bid price of $1.00 over the past 30 consecutive trading days as required for continued listing on The Nasdaq National Market. On March 23, 2001, the Company attended a hearing before the Nasdaq Qualifications Hearing Panel to determine if its common stock should continue to be listed on The Nasdaq National Market and the Company has continued to correspond with officials at Nasdaq since its hearing. On April 23, 2001, the Nasdaq Listing Qualification Panel notified the Company that it would continue listing the Company's common stock on The Nasdaq National Market pursuant to an exception that requires the Company's completion of specified milestones by specified dates. These milestones include completion of the merger with Learn2 by July 23, 2001 and compliance with all of the Nasdaq National Market listing requirements after the closing. In the event that E-Stamp or the combined company fails to meet Nasdaq's conditions the exception may be revoked. In addition, the exception is subject to the further review and modification or reversal by the Nasdaq Listing and Hearing Review Council.

On April 19, 2001, the Company entered into a merger agreement with Learn2.com, Inc., a provider of e-learning solutions. Pursuant to the merger agreement, the Company and Learn2 will merge, with the Company remaining as the surviving corporation. The merger is subject to certain conditions set forth in the merger agreement, including a minimum net cash requirement, as defined in the merger agreement, at the closing date and the approval of the stockholders of the Company and Learn2. In connection with the merger, the Company also announced that it would discontinue its remaining transportation management solutions business prior to the completion of the merger.

On April 25, 2001, Learn2 issued to the Company a convertible promissory note in exchange for $2,000,000. The promissory note is convertible into 2,000 shares of Learn2 Series E preferred stock. The purchase and sale of the promissory note was a material term of the merger agreement between the Company and Learn2.

On April 27, 2001, the Company sold all of its patent and patent applications and certain trademarks and domain names related to its Internet postage business to Stamps.com, Inc. for $7.5 million.

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

Overview

We originally provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In May 2000, we acquired two companies, Infinity Logistics Corporation and Automated Logistics Corp. These companies offered transportation management and warehouse management solutions that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

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

On April 19, 2001, we entered into a merger agreement with Learn2.com, Inc., a provider of e-learning solutions. Pursuant to the merger agreement, Learn2 will merge with E-Stamp, with E-Stamp remaining as the surviving corporation. The merger is subject to certain conditions set forth in the merger agreement, including a minimum net cash requirement, as defined in the merger agreement, at the closing date and the approval of the stockholders of E-Stamp and Learn2. We also announced that we would discontinue our remaining transportation management solutions business prior to completion of the merger. Because the plans to discontinue our businesses were finalized before our Form 10-Q was filed for the first quarter, our condensed consolidated financial statements and notes included herein reflect our businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses. In the event that the merger is completed, we intend to conduct the e-learning solutions business of Learn2.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

General corporate expenses. General corporate expenses include overhead expenses associated with the general responsibilities of a public company and exclude those costs associated with our transportation management solutions and Internet postage businesses. These expenses include salaries and related costs for certain administrative functions, professional services, including legal and accounting services, insurance and an allocation of facilities costs. The decrease in these expenses in the three months ended March 31, 2001 compared to the three months ended March 31, 2000 is primarily due to lower amortization of deferred stock compensation, which is recorded using the graded vesting method, partially offset by higher professional services costs, including legal and accounting services.

Interest income, net. Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Interest income, net, was $0.5 million for the quarter ended March 31, 2001, compared to $1.4 million for the quarter ended March 31, 2000. The decrease in interest income, net, was due to decreased interest earned as a result of decreased cash balances resulting from our continued use of cash to fund our operations.

Loss from discontinued operations. For the three months ended March 31, 2001, loss from discontinued operations reflects the operating expenses related to our transportation management solutions business net of revenues from that business of $0.3 million. For the three months ended March 31, 2000, loss from discontinued operations reflects the operating expenses related to our Internet postage business net of revenues from that business of $1.5 million. Operating expenses for the three months ended March 31, 2001 were significantly reduced from operating expenses for the three months ended March 31, 2000 primarily due to reduced headcount resulting from our restructuring efforts in 2000. In addition, we significantly reduced our advertising and promotional activities in the first quarter of 2001 compared to the first quarter of 2000. Amortization of deferred stock compensation, which is recorded using the graded vesting method, decreased by $2.2 million in the three months ended March 31, 2001 from the three months ended March 31, 2000.

These decreases in operating expenses were partially offset by charges totaling $4.7 million related to the amortization and write off of goodwill and other intangible assets related to our transportation management solutions business. During the three months ended March 31, 2001, we identified possible indicators of impairment of these assets and determined that these assets had a fair value of zero. In addition, we wrote off property and equipment held for disposal as a result of reduced employee headcount totaling $1.4 million.

We expect that the cost of the discontinuance of our business will be less than the proceeds to be realized from the discontinuance, primarily as a result of the sale of our Internet postage intellectual property in April 2001 to Stamps.com for $7.5 million.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $73.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of March 31, 2001, we had cash and cash equivalents totaling $15.1 million and restricted cash of $3.8 million.

Net cash used in operating activities totaled $10.0 million for the three months ended March 31, 2001 and $22.7 million for the three months ended March 31, 2000. Cash used in operating activities for the periods presented resulted primarily from net operating losses during those periods partially offset by non-cash charges.

Net cash used in investing activities totaled $0.1 million for the three months ended March 31, 2001 and $4.6 million for the three months ended March 31, 2000.

In April 2001, we sold all of our patents and patent applications and certain trademarks and domain names related to our Internet postage business to Stamps.com, Inc. for $7.5 million.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant net losses and negative cash flows from operations since our inception. At March 31, 2001, we had an accumulated deficit of $202.5 million. There can be no assurance that we will be able to close the merger. Our announcement that we will cease our remaining operations raises substantial doubt about our ability to continue as a going concern if we are unable to complete our merger with Learn2.

RISK FACTORS

If the conditions to the merger with Learn2 are not met, the merger may not occur.

Certain conditions must be satisfied or waived to complete the merger with Learn2. These conditions are described in detail in the merger agreement. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and the intended benefits of the merger may not occur. In particular, if we do not have net cash of at least $13 million as of the closing of the merger, Learn2 is not required to close. If the merger is not completed, we will have no ongoing operations and will be unlikely to continue as a going concern.

We may not be able to implement successfully a new restructuring plan if the merger does not occur.

Based on our current plan to discontinue our transportation management solutions business, we will be unable to generate revenues going forward as a standalone entity. Upon consummation of the merger, E-Stamp intends to continue and grow Learn2's business as a means of generating revenue. If the merger is not completed, E-Stamp may not be able to implement successfully a new restructuring plan capable of generating sufficient revenues to support E-Stamp as a going concern.

Failure to complete the proposed merger could adversely affect our stock price and future business and operations.

The merger is subject to the approval of E-Stamp's and Learn2's stockholders and specified closing conditions. In the event that the merger is not successfully completed, we may be subject to a number of material risks, including the following:

o the price of our common stock may decline to the extent that the current market price for its common stock reflects a market assumption that the proposed merger will be completed; and

o we must pay costs related to the proposed merger, such as legal, accounting, and financial advisory fees, even if the merger is not completed.

In addition, in the event that the merger is not completed, our board of directors may not be able to secure a similar strategic transaction to provide us with a continuing business.

The merger will result in substantial costs whether or not completed.

The merger will result in significant costs to us. Direct transaction costs are estimated at approximately $3.6 million, of which E-Stamp will incur a substantial portion. These costs are expected to consist primarily of fees for investment bankers, attorneys, accountants, filing fees and financial printers. A substantial amount of these costs will be incurred whether or not the merger is completed.

We may lose our listing on the Nasdaq stock market.

E-Stamp has received letters from the Nasdaq Stock Market, Inc. concerning the continued listing of its common stock on the Nasdaq National Market. Our stock has failed to maintain a closing price of greater than or equal to $1.00 in accordance with Nasdaq's rules. If we are unable to regain compliance with Nasdaq's rules, our securities, including the E-Stamp common stock after the merger, could be delisted. In addition, if our securities are delisted the liquidity and trading price of our securities may be impacted adversely.

We have a history of losses and an accumulated deficit; we may continue to experience losses.

For the year ended December 31, 2000, we incurred a net loss of $112.8 million and for the three months ended March 31, 2001, we incurred a net loss of $13.9 million. At March 31, 2001, we had an accumulated deficit of approximately $202.5 million. Learn2 has also incurred substantial losses to date. We expect to continue to incur losses for the foreseeable future. In addition, in connection with the acquisition of Learn2, we will incur significant accounting charges. These losses will be substantial, and we may not ever become profitable.

We may be liable for infringing the intellectual property rights of others.

Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been and we expect to continue to be, subject to claims alleging infringement of the intellectual property rights of third parties. These claims and any resulting litigation, if it occurs, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

E-Stamp may not be able to successfully phase out its current business.

In November 2000, we announced that we would phase out our Internet postage business and focus on our transportation management solutions business. In April 2001, we announced our plan to discontinue our current transportation management solutions business. We can provide no assurance that we will be able to successfully discontinue our business or transition our customers to third party providers. We may incur additional liabilities and expenses in connection with the winding down of our Internet postage and transportation management solutions businesses, including liabilities and expenses arising from the termination of existing contracts and other commitments, that could have a material adverse effect upon our financial condition and results of operations.

Claims, including claims asserted by Pitney Bowes against E-Stamp, could adversely affect our financial condition.

Pitney Bowes filed a patent infringement lawsuit against us in U.S. District Court in June 1999. The suit alleges infringement of seven patents owned by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction, attorneys' fees and other unspecified damages. Pendency of the litigation can be expected to result in significant expenses to us and the diversion of management time and other resources, the extent of which we cannot quantify with any reasonable accuracy. If Pitney Bowes is successful in its claims against us, then we may be required to pay damages to Pitney Bowes.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially as a result of a number of factors, including those set forth under the caption "Risk Factors."

Interest Rate Risk

As of March 31, 2001, the Company had cash and cash equivalents of approximately $12.7 million invested in short term investments. Due to the short-term nature of these investments and the Company's investment policies and procedures, the Company has determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company.

As of March 31, 2001, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

Equity Price Risk

As of March 31, 2001, we did not hold any equity investments.

Foreign Currency Exchange Rate Risk

We realize all of our revenues in U.S. dollars, and as of March 31, 2001, all of our revenues were derived from customers in the United States. Therefore, we do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

Pitney Bowes Litigation

On June 10, 1999, Pitney Bowes filed suit against us in the U.S. District Court for the District of Delaware alleging infringement of Pitney Bowes patents. The suit alleges that we are infringing seven patents held by Pitney Bowes related to postage application systems and seeks treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys' fees and other unspecified damages. On July 30, 1999, we filed our answer to Pitney Bowes' complaint in which we deny all allegations of patent infringement and assert affirmative and other defenses based on statutory and common law grounds, including inequitable conduct on the part of Pitney Bowes in its procurement of patents in proceedings before the U.S. Patent and Trademark Office. As part of the answer, we also brought various counterclaims against Pitney Bowes claiming Pitney Bowes' violation of Section 2 of the Sherman Act and intentional and tortious interference with our business relations based, in part, upon our allegations that Pitney Bowes has unlawfully maintained its monopoly power in the postage metering market through a scheme to defraud the U.S. Patent and Trademark Office and its efforts to discourage potential investors and businesses from investing and entering into agreements with us. Our suit seeks compensatory and treble damages, injunctive relief and recovery of attorney's fees. On September 21, 1999, Pitney Bowes filed a motion to strike or dismiss certain of our affirmative defenses and counterclaims or, in the alternative, to bifurcate discovery and trial of those counterclaims. On July 28, 2000, the U.S. District Court for the District of Delaware granted Pitney Bowes' motion to bifurcate discovery and trial of certain of our defenses and counterclaims. On April 14, 2000, Pitney Bowes filed a motion to amend their original complaint seeking to assert one additional patent held by Pitney Bowes and to remove one of the seven originally asserted patents held by Pitney Bowes. On July 28, 2000, the U.S. District Court for the District of Delaware granted Pitney Bowes' motion to amend. We are continuing to investigate the claims against us as well as infringement by Pitney Bowes of its patents, and may assert additional defenses or pursue additional counterclaims or independent claims against Pitney Bowes in the future.

Consumer Class Action Suit

On March 16, 2001, a plaintiff filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contracts with the plaintiff and other customers. The plaintiff seeks compensatory damages and disgorgement of monies received in connection with the sale of Internet postage products. We are currently investigating the claim against us and intend to vigorously defend this action.

Pendency of these legal proceedings can be expected to result in significant expenses to E-Stamp and the diversion of management time and other resources.

Item 2.    Changes In Securities and Use of Proceeds

From October 8, 1999, the effective date of the Registration Statement, to March 31, 2001, the ending date of the reporting period, the approximate amount of the net offering proceeds used were $120.0 million for general business operations including funding of operating losses generated in the three months ended March 31, 2001.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:    May 18, 2001


                                   /s/ Edward F. Malysz
                                   --------------------------------------------
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)