Form 10-Q/A
period 2001-03-31
E STAMP CORP
filed 2001-05-25
CIK 1092917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

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

                                  FORM 10-Q/A
                                 March 31, 2001

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

Consumer Class Action Suit

On March 16, 2001, a plaintiff filed a purported consumer class action suit against the Company in the Supreme Court of the State of New York, County of Kings. The suit alleges that the Company breached its contracts with the plaintiff and other customers. The plaintiff seeks compensatory damages and disgorgement of monies received in connection with the sale of Internet postage products. Following the Company's motion to dismiss the complaint on the grounds of improper venue and forum non conveniens, the parties agreed to discontinue the New York action. The Company expects the plaintiff to file a similar complaint in California state court. The Company is currently investigating the claims against it and intends to vigorously defend this action. Pendancy of these legal proceedings can be expected to result in expenses to the Company and the diversion of management time and other resources.

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

On April 9, 2001, the Company filed a complaint for declaratory relief against Francotyp-Postalia, AG & Co. in the U.S. District Court for the Northern District of California seeking a declaratory judgment for a dispute arising under a letter agreement regarding certain marketing and promotional arrangements and Francotyp-Postalia's purchase in July 1998 of Series B preferred stock of the Company for $3,000,000. On April 26, 2001, Francotyp-Postalia filed a complaint against the Company in the Chancery Court of the State of Delaware, New Castle County regarding the dispute seeking rescission of the original purchase of the preferred stock. On May 21, 2001, the Company filed a motion to remove Francotyp-Postalia's action to the United States District Court in Delaware. The Company is continuing to investigate the claims against it and intends to vigorously defend this action.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q/A contains forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties. The statements contained in this report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report on Form 10-Q/A are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in the "Risk Factors" contained in this management's discussion and analysis of financial condition and results of operations and elsewhere in this report on Form 10-Q/A.

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

Consumer Class Action Suit

On March 16, 2001, a plaintiff filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contracts with the plaintiff and other customers. The plaintiff seeks compensatory damages and disgorgement of monies received in connection with the sale of Internet postage products. Following our motion to dismiss the complaint on the grounds of improper venue and forum non conveniens, the parties agreed to discontinue the New York action. We expect the plaintiff to file a similar complaint in California state court. We are currently investigating the claim against us and intend to vigorously defend this action.

Francotyp-Postalia Litigation

On April 9, 2001, we filed a complaint for declaratory relief against Francotyp-Postalia, AG & Co. in the U.S. District Court for the Northern District of California seeking a declaratory judgment for a dispute arising under a letter agreement regarding certain marketing and promotional arrangements and Francotyp-Postalia's purchase in July 1998 of Series B preferred stock of E-Stamp for $3,000,000. On April 26, 2001, Francotyp-Postalia filed a complaint against us in the Chancery Court of the State of Delaware, New Castle County regarding the dispute seeking rescission of the original purchase of the preferred stock. On May 21, 2001, we filed a motion to remove Francotyp-Postalia's action to the United States District Court in Delaware. We are continuing to investigate the claims against us and intend to vigorously defend this action.

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

         Dated:    May 25, 2001


                                   /s/ Edward F. Malysz
                                   --------------------------------------------
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)