Form 10-K/A
period 2000-12-31
E STAMP CORP
filed 2001-08-10
CIK 1092917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-2
                FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on July 31, 2001 as reported on the National Market of The Nasdaq Stock Market, was approximately $5,181,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 31, 2001, registrant had outstanding 37,915,194 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Business section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors" commencing on page 14.

                                     PART I

ITEM 1. BUSINESS

     On April 19, 2001, E-Stamp agreed to acquire Learn2.com, Inc., a learning services provider, by way of a merger pursuant to an agreement and plan of merger dated as of April 19, 2001. In connection with the proposed merger, we have discontinued our existing transportation management business. Following the completion of the merger, we intend to conduct the business of Learn2.

     Prior to our decision to discontinue our transportation management business, we provided transportation management products and services to a wide range of customers, including retailers, manufacturers and distributors. Our solutions automated the operation of shipping and distribution centers by allowing customers to compare multiple shipping carrier rates, print shipping manifests and shipping carrier labels, and track shipment status. We sold our products and services primarily through a direct sales force. We also offered client evaluation, software products and professional consulting services.

     During 2000, we also provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. During 2000, we undertook two corporate restructurings. In July 2000, we restructured our organization to focus on the development, marketing and sales of our transportation management products and services and reduce our emphasis on our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings.

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

     In May 2000, we acquired Infinity Logistics Corporation, a provider of Web-enabled warehouse management products and services, and Automated Logistics Corp., a provider of transportation management products and services. The total purchase price was $9.0 million and consisted of a combination of cash, stock and assumed liabilities. The transaction was accounted for as a purchase and, accordingly, Infinity Logistics Corporation and Automated Logistics Corp.'s results of operations have been included in E-Stamp's results of operations from May 23, 2000, which was the date of acquisition.

     In November 2000, we announced the phase-out of our Internet postage product line to enable us to focus on our transportation management products and services. As part of the transition, we reduced our workforce by approximately 30%, deploying the remaining organization and resources toward the development, marketing and sale of our transportation management products and services. We discontinued our Internet postage service on December 31, 2000, and accepted eligible product returns and requests for postage refunds that were postmarked by February 28, 2001.

     On April 19, 2001, we agreed to acquire Learn2 pursuant to an agreement and plan of merger dated as of April 19, 2001. We have discontinued our existing transportation management business. Following the completion of the merger, we intend to conduct the business of Learn2.

PRODUCTS AND SERVICES

     Prior to our decision to discontinue our transportation management business, our products included Digital Shipper(TM) Enterprise, a transportation management product, and e-Receive(TM), a receiving product, which were based on software licensed from Kewill Electronic Commerce and our proprietary user interface software. DigitalShipper Enterprise was a multi-carrier, integrated transportation management solution, targeted at large- and medium-sized companies. It allowed a customer to compare rates and services for all of the major small package and freight carriers, review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports from one system. e-Receive was an internal receiving and delivery system for enterprises that use a portable data collection device to track incoming packages and documents.

PROFESSIONAL SERVICES

     Prior to our decision to discontinue our transportation management business, our professional services group provided our customers with expertise and assistance in planning and implementing our solutions. We also provided system upgrades to those customers who have purchased our maintenance and support services. In connection with the discontinuance of our transportation management business, we intend to transfer our maintenance and support contracts to a third party provider.

SUPPORT AND SOFTWARE UPGRADES

     Prior to our decision to discontinue our transportation management business, we offered our customers software upgrades providing increased functionality and technological advances incorporating emerging supply chain execution, transportation management and other industry initiatives. As of December 31, 2000, a majority of our customers were participating in our support and upgrade program. In connection with the discontinuance of our transportation management business, we intend to transfer our maintenance and support contracts to a third party provider.

PRODUCT DEVELOPMENT

     Prior to our decision to discontinue our transportation management business, our development efforts were focused on improving the functionality, performance and quality of existing products. Our research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $18.2 million, $14.0 million and $5.6 million, respectively. In connection with the discontinuance of our transportation management business, we have ceased further product development efforts.

COMPETITION

     The supply chain execution market, which includes transportation management systems, is highly competitive and characterized by rapid technological change. The principal competitive factors in the supply chain software markets we served are product features, functionality, architecture and quality, product suite integration, ease and speed of implementation, customer service and satisfaction, vendor and production reputation, product price and support, product related services, and compliance with industry standards and requirements. Our competitors included iShip, Tan Data, Kewill, Federal Express, UPS, Neopost, Manhattan Associates, Inc., Manugistics Group, Inc., EXE Technologies, Inc., Optum Inc. and McHugh Software International, Inc., as well as smaller independent companies that offer software that competed with our software.

SALES AND MARKETING

     Prior to our decision to discontinue our transportation management business, we generated substantially all of our transportation management and warehouse management product revenues through our direct sales force. Our marketing programs included advertising, public relations, trade shows, joint programs with vendors and customer communication programs. In connection with the discontinuance of our transportation management business, we are no longer pursuing new customers.

CUSTOMERS

     Prior to our decision to discontinue our transportation management business, we provided transportation management and warehouse management systems to small and medium-sized companies, as well as retailers, manufacturers, warehouses and distribution centers. Some of our customers included SanDisk Corporation, iPrint and the California Department of Forestry, as well as divisions of larger companies, such as Oracle and Sony Music. In connection with the discontinuance of our transportation management business, we are no longer pursuing new customers.

INTELLECTUAL PROPERTY

     In April 2001, we sold all of our patents, and all trademarks and domain names related to our Internet postage business, to Stamps.com for $7.5 million.

EMPLOYEES

     As of June 30, 2001, we employed 6 full-time employees. From time to time, we employed independent contractors to support our research and development, marketing, sales and support and administrative organizations. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     Our headquarters are currently located in a leased facility in Mountain View, California, consisting of approximately 92,300 square feet. The lease expires in April 2007. We currently utilize less than one-half of the leased facility and do not anticipate a need for additional space for the foreseeable future. In connection with our decision to discontinue our transportation management solutions business, we intend to either terminate all or a portion of the lease or assign all or a portion of the lease to a third party.

ITEM 3. LEGAL PROCEEDINGS

PITNEY BOWES LITIGATION

     On June 18, 2001, we entered into an agreement with Pitney Bowes, Inc. to settle all litigation between the companies. The litigation, which included patent infringement claims by Pitney Bowes and antitrust counterclaims by E-Stamp, was resolved without admission of liability. Under the settlement agreement, each party released and covenanted not to sue the other in connection with past activities, we agreed to an injunction against the infringement of any patents asserted by Pitney Bowes in the litigation and we paid $2 million to Pitney Bowes. In connection with the settlement, we recovered insurance proceeds of approximately $1.8 million.

CONSUMER CLASS ACTION SUIT

     On March 16, 2001, a prior customer of E-Stamp, Mr. Joseph Pavel, filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contracts with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County on or about May 24, 2001. We filed our answer to the complaint on June 18, 2001. We are currently investigating the claims against us and intend to vigorously defend this action. Pendency of these legal proceedings can be expected to result in expenses to us and the diversion of management time and other resources.

FRANCOTYP-POSTALIA LITIGATION

     On April 9, 2001, we filed a complaint for declaratory relief against Francotyp-Postalia, AG & Co. in the U.S. District Court for the Northern District of California seeking a declaratory judgment for a dispute arising under a letter agreement regarding certain marketing and promotional arrangements and Francotyp-Postalia's purchase in July 1998 of our Series B preferred stock for $3 million. On April 26, 2001, Francotyp-Postalia filed a complaint against us in the Chancery Court of the State of Delaware, New Castle County regarding the dispute seeking rescission of the original purchase if the preferred stock. On May 21, 2001, we filed a motion to remove Francotyp-Postalia's action to the United States District Court in Delaware. We are continuing to investigate the claims against us.

SALES AND MARKETING TECHNOLOGIES LITIGATION

     On August 3, 2001, Sales and Marketing Technologies, Inc. filed suit against E-Stamp and certain of its officers in the Superior Court of California, San Mateo County, California, alleging breach of contract, fraud and unfair competition in connection with a consulting agreement between the plaintiff and us. The plaintiff seeks unspecified general and compensatory damages, treble damages and equitable remedies. We are investigating the claims against us and intend to vigorously defend this action.

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

                         QUARTER                            HIGH        LOW
                         -------                           -------    -------
Fiscal Year Ended December 31, 1999:
  Fourth Quarter (from October 8, 1999)..................  $39.250    $18.000
Fiscal Year Ended December 31, 2000:
  First Quarter..........................................  $23.063    $ 7.313
  Second Quarter.........................................  $ 6.464    $ 1.688
  Third Quarter..........................................  $ 2.000    $ 0.875
  Fourth Quarter.........................................  $ 0.969    $ 0.125

     The last reported sale price of our common stock on The Nasdaq Stock Market's National Market on July 31, 2001, was $0.16. As of July 31, 2001, there were 37,915,194 shares of common stock outstanding that were held of record by approximately 565 stockholders.

     On August 2, 2001, our common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board.

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

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 2000        1999       1998      1997      1996
                                               ---------   --------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net product and services revenues............  $   5,337   $  1,318   $     --   $    --   $    --
Cost of sales (1)............................      6,396      2,396         --        --        --
                                               ---------   --------   --------   -------   -------
Gross loss...................................     (1,059)    (1,078)        --        --        --
Operating expenses:
  Research and development (1)...............     18,170     14,024      5,603     3,916     2,387
  Sales and marketing (1)....................     54,179     22,292      2,722     1,743     1,761
  General and administrative (1).............      9,304      8,419      1,897     1,748     1,739
  In-process research and development........      1,677         --         --        --        --
  Goodwill and intangible asset
     amortization............................      1,060         --         --        --        --
  Restructuring charges......................     20,291         --         --        --        --
  Amortization of deferred stock
     compensation............................      8,040     10,589        858       414       688
  Amortization of deferred distribution
     costs...................................      2,850        950         --        --        --
                                               ---------   --------   --------   -------   -------
          Total operating expenses...........    115,571     56,274     11,080     7,821     6,575
                                               ---------   --------   --------   -------   -------
Loss from operations.........................   (116,630)   (57,352)   (11,080)   (7,821)   (6,575)
Interest income, net.........................      3,804      1,942        370       143       236
                                               ---------   --------   --------   -------   -------
Net loss.....................................   (112,826)   (55,410)   (10,710)   (7,678)   (6,339)
Accretion on redeemable convertible
  preferred stock............................         --     (2,086)    (1,383)     (196)       --
                                               ---------   --------   --------   -------   -------
Net loss attributable to common
  stockholders...............................  $(112,826)  $(57,496)  $(12,093)  $(7,874)  $(6,339)
                                               =========   ========   ========   =======   =======
Net loss per share, basic and diluted (2)....  $   (3.04)  $  (3.32)  $  (0.92)  $ (0.61)  $ (0.51)
                                               =========   ========   ========   =======   =======
Shares used in computing net loss per share,
  basic and diluted..........................     37,144     17,313     13,075    12,966    12,543
                                               =========   ========   ========   =======   =======

                                                               AS OF DECEMBER 31,
                                               ---------------------------------------------------
                                                 2000        1999       1998      1997      1996
                                               ---------   --------   --------   -------   -------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................  $  25,233   $118,689   $ 10,217   $ 4,111   $ 3,910
Working capital..............................     19,543    124,590      8,805     2,398     3,394
Total assets.................................     42,907    136,417     10,811     4,763     4,873
Capital lease, net of current portion........         --         --         11        38        88
Redeemable convertible preferred stock.......         --         --     23,469     6,126        --
Total stockholders' equity (deficit).........     30,977    127,330    (15,196)   (3,390)    4,070

---------------
(1) Excluding amortization of deferred stock compensation as follows:

    Cost of sales..........................    $   1,207   $  1,624   $     --   $    --   $    --
    Research and development...............          692      1,130        345        46        77
    Sales and marketing....................        1,343        637         79       230       382
    General and administrative.............        4,798      7,198        434       138       229
                                               ---------   --------   --------   -------   -------
                                               $   8,040   $ 10,589   $    858   $   414   $   688
                                               =========   ========   ========   =======   =======

(2) See Note 11 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in the section titled "Risk Factors" beginning on page 14. You should read the following discussion with the "Selected Financial Data" and our financial statements and related notes included elsewhere in this report.

OVERVIEW

     We originally provided an Internet postage service that enabled users to conveniently purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In May 2000, we acquired two companies, Infinity Logistics Corporation and Automated Logistics Corp. These companies offered transportation management and warehouse management products and services that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

     During 2000, we undertook two corporate restructurings. In July 2000, we restructured our organization to focus on the development, marketing and sales of our transportation management products and services and reduce our emphasis on our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings. In connection with the phase-out of the Internet postage business, we allowed customers to return certain items purchased since September 1, 2000 for full refund. As a result, we did not recognize revenue on any Internet postage shipments in the fourth quarter of 2000.

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

     On April 19, 2001, we entered into a merger agreement with Learn2.com, Inc., a provider of e-learning products and services. Pursuant to the merger agreement, Learn2 will merge with E-Stamp, with E-Stamp remaining as the surviving corporation. The merger is subject to certain conditions set forth in the merger agreement, including a minimum net cash requirement, as defined in the merger agreement, at the closing date and the approval of the stockholders of E-Stamp and Learn2. We have also discontinued our remaining transportation management business in May 2001, pursuant to the merger agreement. In the event that the merger is completed, we intend to conduct the e-learning business of Learn2.

     Prior to discontinuing our transportation management business, we generated revenues from the sale of our transportation management and warehouse management products and associated hardware and software and from maintenance and service contracts. Revenues from transportation management and warehouse management products were generally recognized upon shipment of the associated hardware and software. Revenues from software license fees were recognized in accordance with AICPA Statement of Position ("SOP") 97-2 and SOP 98-9 when the software had been delivered, persuasive evidence of an arrangement existed, collection was probable, the fee was fixed or determinable and no significant obligations remained. When significant obligations remained after the products were delivered, revenues were recognized only after these obligations were fulfilled. Service and maintenance revenues were recognized ratably over the contractual period or as the services were provided.

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

     In 2000, we recognized revenue of approximately $976,000 related to the sale of a technology license in exchange for a license for software to be used in a separate line of business. We did not incur any costs directly associated with the sale of the technology license.

     Our costs of revenues for our transportation management and warehouse management products and services included the costs of manuals, packaging, license fees, hardware costs and support costs. The cost of revenues for our Internet postage products, services and supplies included the costs of manuals, packaging, the postage device, credit card and electronic funds transfer fees, the address management system, support costs, fulfillment costs and direct costs from the sale of postage supplies.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Until acquisition of Infinity Logistics Corporation and Automated Logistics Corp. in May 2000, all of our revenues were generated by Internet postage products and related technologies. Revenues for the year ended December 31, 2000 totaled $5.3 million as compared to $1.3 million for the year ended December 31, 1999. Revenues generated by our transportation management and warehouse management products were $1.2 million, or 22% of net product and services revenues for the year ended December 31, 2000. Revenues from our Internet postage products were $4.1 million, or 78% of total net product and services revenues for 2000. As discussed above, we did not recognize any revenue from our Internet postage products in the fourth quarter of 2000.

     Cost of Sales. Cost of sales includes costs related to product shipments, including materials, labor and other direct or allocated costs involved in their manufacture or delivery. It also includes cost of customer support services and technical support. Cost of sales for the year ended December 31, 2000 totaled $6.4 million as compared to $2.4 million for the year ended December 31, 1999. The gross loss was primarily attributable to our Internet postage product line because we were not able to achieve sufficient revenue levels in this product line to cover our costs. As discussed above, we decided to phase out our Internet postage business in November 2000 and did not recognize any revenue from our Internet postage products in the fourth quarter of 2000. Cost of sales does not include amortization of deferred stock compensation of $1.2 million in 2000 and $1.6 million in 1999.

     Research and Development. Research and development expenses include expenses for the research, design and development of our two product lines, including expenses such as salaries and benefits, consulting expenses, and the related facilities, equipment and information technology costs. Research and development expenses increased 30% to $18.2 million for the year ended December 31, 2000 from $14.0 million for the year ended December 31, 1999. The increase of $4.2 million in 2000 was primarily attributable to increases in employee and consulting costs and related facilities and equipment expenses. Research and development expenses do not include amortization of deferred stock compensation of $0.7 million in 2000 and $1.1 million in 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, strategic partner marketing and other marketing program costs. It also includes expenses such as salaries and benefits, consulting expenses and related facilities, equipment and information technology costs. Sales and marketing expenses increased 143% to $54.2 million for the year ended December 31, 2000 from $22.3 million for the year ended December 31, 1999. The increase of $31.9 million in 2000 was primarily attributable to increased spending on marketing programs, advertising and promotion as well as to increases in employee and consulting costs and related facilities and equipment expenses. Sales and marketing expenses do not include amortization of deferred stock compensation of $1.3 million in 2000 and $0.6 million in 1999.

     General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, facilities and office expenses, and depreciation and other equipment costs. General and administrative expenses increased 11% to $9.3 million for the year ended December 31, 2000 from $8.4 million for the year ended December 31, 1999. The increase of $0.9 million in 2000 was primarily attributable to increases in employee costs and related facilities, equipment and information technology costs. The increase in spending was partially offset by a reduction in non-cash stock compensation charges. The non-cash stock compensation charge in 1999 was $1.9 million compared to $0.1 million in 2000. General and administrative expenses do not include amortization of deferred stock compensation of $4.8 million in 2000 and $7.2 million in 1999.

     In-process Research and Development. In May 2000, we acquired Infinity Logistics Corporation and Automated Logistics Corp. These companies provided transportation management products and services that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. Based on an independent appraisal, approximately $1.7 million of the purchase price has been allocated to in-process research and development related to Infinity Logistics Corporation products that had not yet reached technological feasibility and had no alternative future use. This amount was expensed immediately. As of the acquisition date, in-process research and development of Infinity Logistics Corporation and Automated Logistics Corp. consisted of the development of two products, e-Warehouse, which was 80 percent complete, and DigitalShipper Enterprise, which was 75 percent complete. Of the $1.7 million of in-process research and development expensed, $143,000 related to e-Warehouse and approximately $1.5 million related to DigitalShipper Enterprise.

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

     Restructuring Costs. During 2000, we undertook two corporate restructurings. In July 2000, we restructured our organization to focus on the development, marketing and sales of our transportation management business and reduce our emphasis on our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings. These charges included $2.3 million for severance payments and benefits continuation for terminated employees, $13.3 million for asset write-offs, $2.9 million for contract terminations, and $1.8 for operations shut-down costs. Asset write-offs of $13.3 million included $4.4 million of prepaid marketing costs that were being amortized over the terms of the underlying contracts that had no future economic benefit due to the phase out of the Internet postage business.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues for the year ended December 31, 1999 totaled $1.3 million. There were no revenues for the year ended December 31, 1998. Revenues were generated from software license fees, postage convenience fees and sales of postage supplies.

     Cost of Sales. Cost of sales includes costs related to product shipments, including materials, labor and other direct or allocated costs involved in their manufacture or delivery. It also includes cost of customer support services and technical support. Cost of sales for the year ended December 31, 1999 totaled $2.4 million. There were no costs of sales for the year ended December 31, 1998. Cost of sales does not include amortization of deferred stock compensation of $1.6 million in 1999.

     Research and Development. Research and development expenses include expenses for research, design and development of our Internet postage product line, expenses related to obtaining patents from the U.S. Patent and Trademark Office, and server and network operations. Research and development expenses increased 150% to $14.0 million for the year ended December 31, 1999 from $5.6 million for the year ended December 31, 1998. The increase of $8.4 million in 1999 was primarily attributable to increases in research and development employee headcount, and consulting and contractor expenses. Research and development expenses do not include amortization of deferred stock compensation of $1.1 million in 1999 and $0.3 million in 1998.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, strategic partner marketing, Web site development, package design, advertising and promotional expenses, and tradeshow expenses. Sales and marketing expenses increased more than eight times to $22.3 million for the year ended December 31, 1999 from $2.7 million for the year ended December 31, 1998. The increase of $19.6 million in 1999 reflected costs associated with continued development of our marketing campaigns related to the August 1999 launch of our Internet postage product line, advertising and strategic partners expenses. The increase also reflected increases in our sales and marketing personnel. Sales and marketing expenses do not include amortization of deferred stock compensation of $0.6 million in 1999 and $0.1 million in 1998.

     General and Administrative. General and administrative expenses consist primarily of compensation for administrative and executive staff, fees for professional services, depreciation expense and general office expenses. General and administrative expenses increased more than four times to $8.4 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998. The increase of $6.5 million in 1999 was primarily related to a one-time non-cash stock compensation charge, increased legal expenses and increases in administrative staff and other professional services. General and administrative expenses do not include amortization of deferred stock compensation of $7.2 million in 1999 and $0.4 million in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through private and public sales of equity securities. We have received approximately $72.9 million in private placements of our equity securities and net proceeds of $125.4 million from our initial public offering. As of December 31, 2000, we had cash, cash equivalents and restricted cash of approximately $29.0 million.

     Net cash used in operating activities totaled $74.2 million, $48.8 million and $9.6 million for the years ended December 31, 2000, 1999 and 1998. Cash used in operating activities for each period resulted primarily from net operating losses in those periods partially offset by non-cash charges.

     Net cash used in investing activities totaled $19.9 million, $2.8 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998. Cash used in investing activities for each period resulted primarily from the acquisition of capital assets, primarily computer and office equipment. In 2000, we also used $3.0 million of cash for the acquisition of Infinity Logistics Corporation and Automated Logistics Corp. and

$3.8 million for a certificate of deposit, which is included in restricted cash, to secure payment of advertising costs with a vendor.

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

     In April 2001, we sold all of our patents and patent applications and certain trademarks and domain names related to our Internet postage business to Stamps.com, Inc. for cash proceeds of $7.5 million. E-Stamp will record a gain of approximately $7.5 million related to this transaction in the three months ended June 30, 2001.

     In June 2001, we sold our DigitalShipper and e-Receive products, maintenance and support contracts and trademarks related to these products to Data Track Technologies of California, Inc. for cash proceeds of $55,000 and a promissory note of $110,000. We will record a gain of approximately $165,000 related to this transaction in the three months ended June 30, 2001.

     In June 2001, we entered into an agreement with Pitney Bowes, Inc. to settle all litigation between the companies. In connection with the settlement, we paid $2 million to Pitney Bowes, and recovered insurance proceeds of approximately $1.79 million. As a result, our cash was reduced by a net amount of approximately $210,000.

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant net losses and negative cash flows from operations since our inception. At December 31, 2001, we had an accumulated deficit of $188.7 million. There can be no assurance that we will be able to close the merger. The announcement that we will cease our remaining operations raises substantial doubt about our ability to continue as a going concern if we are unable to complete our merger with Learn2.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or results of operations.

                                  RISK FACTORS

IF THE CONDITIONS TO THE MERGER WITH LEARN2 ARE NOT MET OR WAIVED, THE MERGER MAY NOT OCCUR.

     Specified conditions must be satisfied or waived to complete the merger with Learn2. The conditions relating to stockholder approval, the absence of laws, regulations or orders preventing the merger, and the effectiveness of the registration statement must be satisfied prior to the completion of the merger and may not be waived by us or Learn2. We cannot assure you that each of these conditions will be satisfied. The other conditions relating to the accuracy of each company's representations, compliance with covenants, the absence of a material adverse effect on either company and our minimum net cash may be waived by agreement of us and Learn2. If the conditions are not satisfied or waived, as applicable, the merger will not occur or will be delayed, and the intended benefits of the merger may not occur. In particular, if we do not have net cash, as determined in accordance with the merger agreement, of at least $13 million as of the closing of the merger, Learn2 is not required to close. If the merger is not completed, we will have no ongoing operations and will be unlikely to continue as a going concern.

WE MAY NOT BE ABLE TO IMPLEMENT SUCCESSFULLY A NEW RESTRUCTURING PLAN IF THE MERGER DOES NOT OCCUR.

     Based on our current plan to discontinue our transportation management business, we will be unable to generate revenues going forward as a standalone entity. Upon consummation of the merger, we intend to continue and grow Learn2's business as a means of generating revenue. If the merger is not completed, we may not be able to implement successfully a new restructuring plan capable of generating sufficient revenues to support us as a going concern.

FAILURE TO COMPLETE THE PROPOSED MERGER COULD ADVERSELY AFFECT OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

     The merger is subject to the approval of E-Stamp's and Learn2's stockholders and specified closing conditions. In the event that the merger is not successfully completed, we may be subject to a number of material risks, including the following:

     - the price of our common stock may decline to the extent that the current market price for its common stock reflects a market assumption that the proposed merger will be completed; and

     - we must pay costs related to the proposed merger, such as legal, accounting, and financial advisory fees, even if the merger is not completed.

     In addition, in the event that the merger is not completed, our board of directors may not be able to secure a similar strategic transaction to provide us with a continuing business.

THE MERGER WILL RESULT IN SUBSTANTIAL COSTS WHETHER OR NOT COMPLETED.

     The merger will result in significant costs to us. Transaction costs are estimated at approximately $5.0 million, of which E-Stamp will incur a substantial portion. These costs are expected to consist primarily of fees for investment bankers, attorneys, accountants, filing fees and financial printers. A substantial amount of these costs will be incurred whether or not the merger is completed.

OUR SECURITIES HAVE BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET.

     Our securities were delisted from the Nasdaq National Market on August 2, 2001. The delisting may impact adversely the liquidity of our securities, not only in the number of shares that can be bought or sold, but also through delays in timing of transactions and reductions in potential security analyst and media coverage. This may reduce the demand for our common stock and the trading price of our securities. The delisting will greatly impair our ability to raise additional working capital.

     Our common stock currently trades on the OTC Bulletin Board and is subject to regulation as a "penny stock." The SEC has adopted regulations that generally define "penny stock" to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq Small Cap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities.

     If we were to reapply to list our securities on Nasdaq, we might reapply for listing on The Nasdaq Small Cap Market rather than The Nasdaq National Market. Compared to securities listed on The Nasdaq National Market, securities listed on The Nasdaq Small Cap Market are not quoted in regional newspapers, are less likely to receive analyst coverage and are less likely to be invested in by institutional investors. In addition, securities traded on The Nasdaq Small Cap Market are not exempt from state securities laws.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; WE MAY CONTINUE TO EXPERIENCE LOSSES.

     For the year ended December 31, 2000, we incurred a net loss of $112.8 million. At December 31, 2000, we had an accumulated deficit of approximately $188.7 million. Learn2 has also incurred substantial losses to date. We expect to continue to incur losses for the foreseeable future. In addition, in connection with the acquisition of Learn2, we will incur significant accounting charges. These losses will be substantial, and we may not ever become profitable.

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

     WE MAY INCUR ADDITIONAL LIABILITIES AND EXPENSES IN CONNECTION WITH THE PHASE OUT OF OUR BUSINESS.

     We have discontinued our business of providing transportation management software products. We may incur additional liabilities and expenses in connection with the discontinuation of our transportation management business, including liabilities and expenses arising from the termination of existing contracts and other commitments, that could have a material adverse effect upon our financial condition and results of operations.

     Costs and expenses directly related to the discontinuance of our DigitalShipper business will include charges associated with the write-down of fixed assets, rent and other facilities-related expenses, costs associated with terminating contractual arrangements, employee termination costs and legal, accounting can consulting fees. We estimate that these costs and expenses will range from approximately $4.2 million to $4.4 million for the three months ended June 30, 2001 and approximately $1.1 million to $4.2 million for the following twelve month period. The estimate of these costs and expenses is a forward looking statement that is subject to risks and uncertainties. We expect that the proceeds derived from the sale of our assets, including our intellectual property, will exceed the costs of discontinuing our operations.

     A prior customer, Mr. Joseph Pavel, filed a purported consumer class action suit against us alleging that we breached our contracts with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of our Internet postage products. In addition, Francotyp-Postalia, AG & Co. has filed a complaint against us alleging that we breached a letter agreement regarding marketing and promotional arrangements. Francotyp-Postalia is seeking the rescission of its original purchase in July 1998 of Series B preferred stock of E-Stamp for $3,000,000. Pendency of these litigation matters can be expected to result in expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of these litigation matters. If these parties are successful in their claims against us, we may be liable for significant damages.

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

                                                                      2000
                                         --------------------------------------------------------------
                                                          QUARTER ENDED
                                         ------------------------------------------------   YEAR ENDED
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31   DECEMBER 31
                                         --------   --------   ------------   -----------   -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net product and services revenues......  $  1,490   $  1,632     $  1,843      $    372      $   5,337
Gross loss.............................      (389)      (519)         (19)         (132)        (1,059)
Loss from operations...................   (31,093)   (29,299)     (24,414)      (31,824)      (116,630)
Net loss...............................   (29,688)   (28,138)     (23,687)      (31,313)      (112,826)
Net loss per share, basic and
  diluted..............................  $  (0.82)  $  (0.76)    $  (0.63)     $  (0.83)     $   (3.04)

                                                                       1999
                                           -------------------------------------------------------------
                                                            QUARTER ENDED
                                           -----------------------------------------------   YEAR ENDED
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   DECEMBER 31
                                           --------   -------   ------------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net product and services revenues........  $    --    $    --     $    358      $    960      $  1,318
Gross loss...............................       --         --         (374)         (704)       (1,078)
Loss from operations.....................   (4,615)    (7,928)     (15,392)      (29,417)      (57,352)
Net loss.................................   (4,511)    (7,856)     (15,219)      (27,824)      (55,410)
Accretion on redeemable convertible
  preferred stock........................     (440)      (736)        (723)         (187)       (2,086)
Net loss attributable to common
  stockholders...........................   (4,951)    (8,592)     (15,942)      (28,011)      (57,496)
Net loss per share, basic and diluted....  $ (0.35)   $ (0.37)    $  (0.65)     $  (0.81)     $  (3.32)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   19
Balance Sheets..............................................   20
Statements of Operations....................................   21
Statements of Redeemable Convertible Preferred Stock and
  Stockholders' Equity (Deficit)............................   22
Statements of Cash Flows....................................   23
Notes to Financial Statements...............................   24

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
E-Stamp Corporation

     We have audited the accompanying balance sheets of E-Stamp Corporation as of December 31, 2000 and 1999, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Stamp Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that E-Stamp Corporation will continue as a going concern. As more fully described in
Note 1, in April 2001, the Company announced its intention to cease its current business operations prior to its proposed merger with Learn2.com. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 20, 2001
except for the third paragraph of Note
1,
as to which the date is April 20, 2001

                              E-STAMP CORPORATION

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                     ASSETS

                                                                      AS OF
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Current assets:
  Cash and cash equivalents.................................  $  25,233    $118,689
  Restricted cash...........................................      3,750          --
  Accounts receivable -- trade..............................        369         237
  Other receivable..........................................        847         253
  Inventory.................................................         --       2,120
  Prepaid marketing expenses................................         --       6,156
  Prepaid expenses and other current assets.................      1,274       6,222
                                                              ---------    --------
          Total current assets..............................     31,473     133,677
Property and equipment, net.................................      5,493       2,740
Goodwill and other intangible assets, net...................      4,741          --
Other assets................................................      1,200          --
                                                              ---------    --------
          Total assets......................................  $  42,907    $136,417
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   3,529    $  3,235
  Accrued liabilities.......................................      2,140       5,636
  Accrued restructuring costs...............................      5,933          --
  Deferred revenue..........................................        328         193
  Current portion of obligations under capital lease........         --          23
                                                              ---------    --------
          Total current liabilities.........................     11,930       9,087
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.001 par value per share: 100,000 shares
     authorized, 38,014 and 39,110 shares issued and
     outstanding at December 31, 2000, and 1999,
     respectively...........................................         38          39
  Additional paid-in capital................................    224,878     224,835
  Notes receivable from employees and officers..............       (664)     (3,540)
  Deferred stock compensation...............................     (4,622)    (15,327)
  Deferred distribution costs...............................         --      (2,850)
  Accumulated deficit.......................................   (188,653)    (75,827)
                                                              ---------    --------
          Total stockholders' equity........................     30,977     127,330
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $  42,907    $136,417
                                                              =========    ========

                            See accompanying notes.

                              E-STAMP CORPORATION

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
Net product and services revenues.......................    $   5,337    $  1,318    $     --
Cost of sales (1).......................................        6,396       2,396          --
                                                            ---------    --------    --------
Gross loss..............................................       (1,059)     (1,078)         --
Operating expenses:
  Research and development (1)..........................       18,170      14,024       5,603
  Sales and marketing (1)...............................       54,179      22,292       2,722
  General and administrative (1)........................        9,304       8,419       1,897
  In-process research and development...................        1,677          --          --
  Goodwill and intangible asset amortization............        1,060          --          --
  Restructuring costs...................................       20,291          --          --
  Amortization of deferred stock compensation...........        8,040      10,589         858
  Amortization of deferred distribution costs...........        2,850         950          --
                                                            ---------    --------    --------
          Total operating expenses......................      115,571      56,274      11,080
                                                            ---------    --------    --------
Loss from operations....................................     (116,630)    (57,352)    (11,080)
Interest income.........................................        3,982       1,979         380
Interest expense........................................         (178)        (37)        (10)
                                                            ---------    --------    --------
Net loss................................................     (112,826)    (55,410)    (10,710)
Accretion on redeemable convertible preferred stock.....           --      (2,086)     (1,383)
                                                            ---------    --------    --------
Net loss attributable to common stockholders............    $(112,826)   $(57,496)   $(12,093)
                                                            =========    ========    ========
Net loss per share, basic and diluted...................    $   (3.04)   $  (3.32)   $  (0.92)
                                                            =========    ========    ========
Shares used in computing net loss per share, basic and
  diluted...............................................       37,144      17,313      13,075
                                                            =========    ========    ========

---------------
(1) Excluding amortization of deferred stock compensation as follows:

Cost of sales...........................................    $   1,207    $  1,624    $     --
Research and development................................          692       1,130         345
Sales and marketing.....................................        1,343         637          79
General and administrative..............................        4,798       7,198         434
                                                            ---------    --------    --------
                                                            $   8,040    $ 10,589    $    858
                                                            =========    ========    ========

                            See accompanying notes.

                              E-STAMP CORPORATION

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                              REDEEMABLE                                         NOTES
                                              CONVERTIBLE                                      RECEIVABLE
                                            PREFERRED STOCK     COMMON STOCK     ADDITIONAL       FROM         DEFERRED
                                           -----------------   ---------------    PAID-IN      EMPLOYEES        STOCK
                                           SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL     AND OFFICERS   COMPENSATION
                                           ------   --------   ------   ------   ----------   ------------   ------------
BALANCE AT DECEMBER 31, 1997.............   2,500   $  6,126   13,008    $13      $  6,556      $    --        $     --
Issuance of Series B redeemable
 convertible preferred stock.............   4,188     15,960       --     --            --           --              --
Issuance of notes receivable from
 employees for exercise of stock
 options.................................      --         --    1,738      2           651         (653)             --
Issuance of common stock to consultants
 for services............................      --         --       10     --            82           --              --
Exercise of stock options................      --         --      178     --            70           --              --
Shares repurchased from employees........      --         --      (10)    --            (4)          --              --
Deferred stock compensation..............      --         --       --     --         3,624           --          (3,624)
Amortization of deferred stock
 compensation............................      --         --       --     --            --           --             858
Accretion on redeemable convertible
 preferred stock.........................      --      1,383       --     --        (1,383)          --              --
Net loss and comprehensive loss..........      --         --       --     --            --           --              --
                                           ------   --------   ------    ---      --------      -------        --------
BALANCE AT DECEMBER 31, 1998.............   6,688     23,469   14,924     15         9,596         (653)         (2,766)
Issuance of warrants for bridge loan.....      --         --       --     --            85           --              --
Issuance of Series C redeemable
 convertible preferred stock, net of
 issuance costs..........................   2,929     28,879       --     --            --           --              --
Common stock grants to executives........      --         --      188     --         1,800           --              --
Issuance of common stock to strategic
 investors...............................      --         --      726      1         8,799           --              --
Accretion on redeemable convertible
 preferred stock.........................      --      2,086       --     --        (2,086)          --              --
Conversion of redeemable convertible
 preferred stock upon IPO................  (9,617)   (54,434)  12,021     12        54,422           --              --
Issuance of common stock upon IPO, net of
 issuance costs..........................      --         --    8,050      8       125,398           --              --
Exercise of stock options................      --         --      697     --           526           --              --
Issuance of notes receivable for exercise
 of stock options........................      --         --    2,886      3         3,079       (3,082)             --
Repayments of notes receivable from
 employees...............................      --         --       --     --            --          168              --
Shares repurchased from employee.........      --         --     (472)    --          (191)          27              --
Deferred stock compensation..............      --         --       --     --        23,150           --         (23,150)
Amortization of deferred stock
 compensation............................      --         --       --     --            --           --          10,589
Issuance of common stock to consultants
 for services............................      --         --        6     --            37           --              --
Exercise of warrants.....................      --         --       84     --           220           --              --
Amortization of deferred distribution
 costs...................................      --         --       --     --            --           --              --
Net loss and comprehensive loss..........      --         --       --     --            --           --              --
                                           ------   --------   ------    ---      --------      -------        --------
BALANCE AT DECEMBER 31, 1999.............      --         --   39,110     39       224,835       (3,540)        (15,327)
Exercise of stock options................      --         --       76     --            45           --              --
Issuance of common stock under employee
 stock purchase plan.....................      --         --      152     --           457           --              --
Issuance of common stock in connection
 with acquisition........................      --         --    1,164      1         5,309           --          (1,200)
Amortization of deferred stock
 compensation............................      --         --       --     --            --           --           8,040
Amortization of deferred distribution
 costs...................................      --         --       --     --            --           --              --
Reversal of deferred stock compensation
 for terminated employees................      --         --       --     --        (3,865)          --           3,865
Compensation related to share
 repurchase..............................      --         --       --     --           724           --              --
Shares repurchased.......................      --         --   (2,488)    (2)       (2,627)       2,629              --
Payments on notes receivable.............      --         --       --     --            --          247              --
Net loss and comprehensive loss..........      --         --       --     --            --           --              --
                                           ------   --------   ------    ---      --------      -------        --------
BALANCE AT DECEMBER 31, 2000.............      --   $     --   38,014    $38      $224,878      $  (664)       $ (4,622)
                                           ======   ========   ======    ===      ========      =======        ========


                                                                            TOTAL
                                             DEFERRED                   STOCKHOLDERS'
                                           DISTRIBUTION   ACCUMULATED      EQUITY
                                              COSTS         DEFICIT       (DEFICIT)
                                           ------------   -----------   -------------
BALANCE AT DECEMBER 31, 1997.............    $    --       $  (9,707)     $  (3,138)
Issuance of Series B redeemable
 convertible preferred stock.............         --              --             --
Issuance of notes receivable from
 employees for exercise of stock
 options.................................         --              --             --
Issuance of common stock to consultants
 for services............................         --              --             82
Exercise of stock options................         --              --             70
Shares repurchased from employees........         --              --             (4)
Deferred stock compensation..............         --              --             --
Amortization of deferred stock
 compensation............................         --              --            858
Accretion on redeemable convertible
 preferred stock.........................         --              --         (1,383)
Net loss and comprehensive loss..........         --         (10,710)       (10,710)
                                             -------       ---------      ---------
BALANCE AT DECEMBER 31, 1998.............         --         (20,417)       (14,225)
Issuance of warrants for bridge loan.....         --              --             85
Issuance of Series C redeemable
 convertible preferred stock, net of
 issuance costs..........................         --              --             --
Common stock grants to executives........         --              --          1,800
Issuance of common stock to strategic
 investors...............................     (3,800)             --          5,000
Accretion on redeemable convertible
 preferred stock.........................         --              --         (2,086)
Conversion of redeemable convertible
 preferred stock upon IPO................         --              --         54,434
Issuance of common stock upon IPO, net of
 issuance costs..........................         --              --        125,406
Exercise of stock options................         --              --            526
Issuance of notes receivable for exercise
 of stock options........................         --              --             --
Repayments of notes receivable from
 employees...............................         --              --            168
Shares repurchased from employee.........         --              --           (164)
Deferred stock compensation..............         --              --             --
Amortization of deferred stock
 compensation............................         --              --         10,589
Issuance of common stock to consultants
 for services............................         --              --             37
Exercise of warrants.....................         --              --            220
Amortization of deferred distribution
 costs...................................        950              --            950
Net loss and comprehensive loss..........         --         (55,410)       (55,410)
                                             -------       ---------      ---------
BALANCE AT DECEMBER 31, 1999.............     (2,850)        (75,827)       127,330
Exercise of stock options................         --              --             45
Issuance of common stock under employee
 stock purchase plan.....................         --              --            457
Issuance of common stock in connection
 with acquisition........................         --              --          4,110
Amortization of deferred stock
 compensation............................         --              --          8,040
Amortization of deferred distribution
 costs...................................      2,850              --          2,850
Reversal of deferred stock compensation
 for terminated employees................         --              --             --
Compensation related to share
 repurchase..............................         --              --            724
Shares repurchased.......................         --              --             --
Payments on notes receivable.............         --              --            247
Net loss and comprehensive loss..........         --        (112,826)      (112,826)
                                             -------       ---------      ---------
BALANCE AT DECEMBER 31, 2000.............    $    --       $(188,653)     $  30,977
                                             =======       =========      =========

                            See accompanying notes.

                              E-STAMP CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000         1999        1998
                                                              ---------    --------    --------
OPERATING ACTIVITIES
Net loss....................................................  $(112,826)   $(55,410)   $(10,710)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      3,458         502         405
  Loss on disposal of assets................................         --          --          65
  Amortization of deferred stock compensation...............      8,040      10,589         858
  Amortization of deferred distribution costs...............      2,850         950          --
  Stock based compensation..................................        724       1,837          82
  Restructuring costs.......................................     13,251          --          --
  Warrants issued in connection with short term loan........         --          85          --
  Write-off of in-process research and development..........      1,677          --          --
  Changes in assets and liabilities:
    Accounts receivable.....................................       (239)       (237)         --
    Other receivable........................................       (594)       (253)         --
    Notes receivable from employees and officers............         --           4          --
    Prepaid marketing expenses..............................      1,797      (6,156)         --
    Other prepaid expenses and other current assets.........      4,750      (6,078)         --
    Inventory...............................................        244      (2,120)        (88)
    Accounts payable and accrued expenses...................     (2,990)      7,342        (172)
    Accrued restructuring costs.............................      5,933          --          --
    Deferred revenue........................................       (277)        193          --
                                                              ---------    --------    --------
Net cash used in operating activities.......................    (74,202)    (48,752)     (9,560)
INVESTING ACTIVITIES
Purchase of property and equipment..........................    (11,961)     (2,778)       (324)
Cash used for business combinations.........................     (2,973)         --          --
Increase in restricted cash.................................     (3,750)         --          --
Deposits and other assets...................................     (1,200)         --          --
                                                              ---------    --------    --------
Net cash used in investing activities.......................    (19,884)     (2,778)       (324)
FINANCING ACTIVITIES
Repayments of lease obligations.............................        (23)        (29)        (36)
Proceeds from issuance of notes payable.....................         --          --         700
Repayments of notes payable.................................        (96)         --        (700)
Net proceeds from issuance of redeemable convertible
  preferred stock...........................................         --      28,879      15,960
Net proceeds from issuance of common stock..................         --       5,000          --
Net proceeds from issuance of common stock in Initial Public
  Offering..................................................         --     125,406          --
Collections on notes receivable from stockholders...........        247          --          --
Net proceeds from exercise of stock options and employee
  stock purchase plan.......................................        502         526          66
Net proceeds from exercise of warrants......................         --         220          --
                                                              ---------    --------    --------
Net cash provided by financing activities...................        630     160,002      15,990
                                                              ---------    --------    --------
Net increase (decrease) in cash and cash equivalents........    (93,456)    108,472       6,106
Cash and cash equivalents at beginning of year..............    118,689      10,217       4,111
                                                              ---------    --------    --------
Cash and cash equivalents at end of year....................  $  25,233    $118,689    $ 10,217
                                                              =========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest......................................  $       2    $     37    $     10
                                                              =========    ========    ========
SCHEDULE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS
Issuance of notes receivable from employees and officers for
  exercise of stock options.................................  $      --    $ (3,082)   $   (653)
                                                              =========    ========    ========
Issuance of common stock for deferred distribution costs....  $      --    $  3,800    $     --
                                                              =========    ========    ========
Conversion of preferred stock to common stock...............  $      --    $ 54,434    $     --
                                                              =========    ========    ========
Deferred stock compensation related to grants of stock
  options...................................................  $      --    $ 23,150    $  3,624
                                                              =========    ========    ========
Assets acquired under capital lease obligations.............  $      --    $     14    $     --
                                                              =========    ========    ========
Repurchase of common stock in exchange for cancellation of
  notes receivable..........................................  $  (2,629)   $     --    $     --
                                                              =========    ========    ========
Issuance of common stock for business combination...........  $   5,310    $     --    $     --
                                                              =========    ========    ========
Deferred stock compensation related to business
  combination...............................................  $  (1,200)   $     --    $     --
                                                              =========    ========    ========
Reversal of deferred stock compensation related to unvested
  stock options forfeited by terminated employees...........  $  (3,865)   $     --    $     --
                                                              =========    ========    ========

                            See accompanying notes.

                              E-STAMP CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. BACKGROUND AND SUMMARY OF SIGNIFICANT POLICIES

     E-Stamp Corporation, a Delaware corporation, was formed on August 23, 1996. The Company's original business model consisted of an Internet postage service that enabled users to conveniently purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In May 2000, the Company acquired two logistics companies, Infinity Logistics Corporation ("Infinity Logistics") and Automated Logistics Corp. ("Automated Logistics"), providers of transportation management and warehouse management solutions that allow enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

     In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduce its emphasis on the Internet postage business. In November 2000, the Company announced that it would phase-out its Internet postage service by the end of 2000 and restructured its organization to reflect the phase-out. For the fiscal year ended December 31, 2000, the Company recorded charges of $20.3 million in connection with these restructurings.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant net losses and negative cash flows form operations since its inception. At December 31, 2000, the Company had an accumulated deficit of $188.7 million. On April 20, 2001, the Company announced that it had signed a merger agreement with Learn2.com. The merger agreement is subject to certain closing conditions including maintaining a minimum net cash position at the closing date and approvals from stockholders of both companies. Pursuant to the terms of the merger agreement, upon completion of the merger, E-Stamp stockholders would own approximately 50.1% of the combined company. The Company also announced that it would discontinue its existing transportation management solution business prior to the closing of the merger. There can be no assurance that the Company will be able to close the merger, and the Company's announcement that it will discontinue its remaining operations raises substantial doubt about the Company's ability to continue as a going concern if the Company fails to complete the merger. The accompanying financial statements do not include any adjustments that might result form this uncertainty.

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

  Revenue Recognition

     Prior to phasing out its transportation management solutions business, the Company generated revenues from the sale of its transportation management and warehouse management solutions and associated hardware and software and from maintenance and service contracts. Revenues from transportation management and warehouse management solutions were generally recognized upon shipment of the associated hardware and software. Revenues from software license fees were recognized in accordance with AICPA Statement of Position ("SOP") 97-2 and SOP 98-9 when the software had been delivered, persuasive evidence of an arrangement existed, collection was probable, the fee was fixed or determinable and no significant obligations remained. When significant obligations remained after the products were delivered, revenues were recognized only after these obligations were fulfilled. Service and maintenance revenues were recognized ratably over the contractual period or as the services were provided.

                              E-STAMP CORPORATION

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

     During 2000, the Company recognized revenue of approximately $976,000 related to the sale of a technology license in exchange for a license for software to be used in a separate line of business. The Company did not incur any costs directly associated with the sale of the technology license.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents were composed of money market mutual funds and government securities as of December 31, 2000 and December 31, 1999. The Company's cash and cash equivalents are carried at cost, which approximates market. The Company had no material unrealized gains or losses on cash equivalents as of December 31, 2000 and 1999. During 2000, the Company purchased a certificate of deposit for $3.8 million as security for amounts owed under its agreement for online advertising. The certificate of deposit has been included in restricted cash. See Note 3.

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

                              E-STAMP CORPORATION

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

     Depreciation and amortization, for financial reporting purposes, are provided on the straight-line method based upon the estimated useful lives as follows:

Computer and other equipment........................  3 years
Furniture and fixtures..............................  3 years
Leasehold improvements..............................  Life of the lease

     Property and equipment held at December 31, 2000 and 1999 were as follows:

                                                      DECEMBER 31,
                                                   ------------------
                                                    2000       1999
                                                   -------    -------
                                                     (IN THOUSANDS)
Property and equipment:
  Computers......................................  $ 4,763    $ 3,146
  Furniture and fixtures.........................    1,512        708
  Leasehold improvements.........................    1,771        142
                                                   -------    -------
                                                     8,046      3,996
  Accumulated depreciation and amortization......   (2,553)    (1,256)
                                                   -------    -------
Net property and equipment.......................  $ 5,493    $ 2,740
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

                              E-STAMP CORPORATION

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

  Advertising Costs

     Advertising production costs are recorded as expense the first time an advertisement appears. The costs of communicating advertising are incurred and expensed as the advertisement is broadcast. All other advertising costs are expensed as incurred. The Company also pays royalties for the promotion of its product. Such royalties are recorded as advertising expense as the royalties are earned. Advertising expense was approximately $10.5 million, $6.8 million and $156,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company also had $6.2 million of prepaid marketing costs at December 31, 1999, which were being amortized over the terms of the underlying contracts. In connection with the Company's phase-out of its Internet postage business, $4.4 million of prepaid advertising, representing unamortized costs that had no future economic benefit, had been written-off as of December 31, 2000. The write-off was included in restructuring costs. See Note 3.

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

                              E-STAMP CORPORATION

  Concentrations

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

 2. ACQUISITIONS

     In May 2000, the Company acquired all of the issued and outstanding shares of Infinity Logistics Corporation and Automated Logistics Corp. These companies provided transportation management and warehouse management solutions that allowed customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. The total purchase price was approximately $9.0 million and consisted of a cash payment of $2.5 million, 1,164,000 shares of common stock with a fair market value of $4.4 million, $0.9 million related to the value of assumed options, $0.7 million of assumed liabilities and $0.5 million of acquisition related costs. The total purchase price was allocated based

                              E-STAMP CORPORATION
on available information, including an independent appraisal of the fair value of assets acquired and liabilities assumed as follows (in thousands):

Acquired assets, net of assumed liabilities.................  $  320
Customer base...............................................   1,293
Core technology.............................................     696
Developed technology........................................     158
Workforce in place..........................................     297
Trade name..................................................      90
Acquired in-process research and development................   1,677
Deferred compensation.......................................   1,200
Goodwill....................................................   3,267
                                                              ------
Total purchase price........................................  $8,998
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

     The acquisitions were accounted for as purchases. Accordingly, the results of operations of Infinity and Automated Logistics subsequent to May 23, 2000 are included in the Company's statements of operations. The unaudited pro forma information presented in the table below represents the combined revenue, net loss and net loss per share as if the acquisitions had taken place on January 1, 1999 and includes the amortization of goodwill and other intangible assets but excludes the charge for acquired in-process research and development as it is non-recurring.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------    ---------
                                                            (IN THOUSANDS)
Net product and services revenues.....................  $   6,381     $  3,825
Net loss..............................................  $(111,800)    $(57,244)
Net loss per share, basic and diluted.................  $   (2.98)    $  (3.14)

     The pro forma results are not necessarily indicative of the results that would have occurred if these acquisitions had taken place at the beginning of each year presented and are not intended to be indicative of future results of operations.

                              E-STAMP CORPORATION

 3. RESTRUCTURING COSTS

     During 2000, the Company undertook two corporate restructurings. In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduce emphasis on its Internet postage business. In November 2000, the Company restructured the organization to phase out its Internet postage business. The Company incurred charges of approximately $20.3 million related to these restructurings. In connection with the phase-out of the Internet postage business, the Company allowed customers to return certain items purchased since September 1, 2000 for a full refund. As a result, the Company did not recognize revenue on Internet postage products in the fourth quarter of 2000 and recorded a reserve for sales returns to cover the refund of Internet postage products that occurred after September 1, 2000. Sales of Internet postage products totaled $0.6 million from September 1, 2000 through November 2000..

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

                              E-STAMP CORPORATION

     The following table sets forth the restructuring activity during 2000.

                                                                                               BALANCE,
                                                       CHARGES IN                            DECEMBER 31,
                                                          2000      CASH PAID   WRITE-OFFS       2000
                                                       ----------   ---------   ----------   ------------
                                                                         (IN THOUSANDS)
Charged to restructuring expense:
  July restructuring:
       Employee termination costs....................   $   960      $  841      $    --        $  119
       Asset write-offs..............................     1,222          --        1,222            --
       Contract terminations.........................       211         211           --            --
                                                        -------      ------      -------        ------
                                                          2,393       1,052        1,222           119
                                                        -------      ------      -------        ------
  November restructuring:
       Employee termination costs....................     1,377         672           --           705
       Asset write-offs..............................    12,029          --       12,029            --
       Contract terminations.........................     2,687          --           --         2,687
       Operations shut-down..........................     1,805          --           --         1,805
                                                        -------      ------      -------        ------
                                                         17,898         672       12,029         5,197
                                                        -------      ------      -------        ------
  Subtotal...........................................   $20,291      $1,724      $13,251         5,316
                                                        =======      ======      =======
  Reserve for sales returns of Internet postage sales
     after September 1, 2000.........................                                              617
                                                                                                ------
          Total......................................                                           $5,933
                                                                                                ======

 4. ACCRUED LIABILITIES

     At December 31, 2000 and 1999, accrued liabilities are comprised of the following:

                                                       DECEMBER 31,
                                                     ----------------
                                                      2000      1999
                                                     ------    ------
                                                      (IN THOUSANDS)
Accrued payroll and other compensation expenses....  $  843    $2,810
Accrued legal expenses.............................     186     1,302
Accrued inventory costs............................      --       961
Accrued marketing expenses.........................     151       342
Other accrued liabilities..........................     960       221
                                                     ------    ------
                                                     $2,140    $5,636
                                                     ======    ======

 5. BORROWINGS

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

                              E-STAMP CORPORATION

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

     In connection with the issuance of common stock and warrants, the Company and the investors signed non-binding letters of intent to negotiate for a period of up to one year to enter into definitive joint venture, joint marketing, cooperation, or technology development agreements. The Company recorded the $3.8 million excess of the fair value of the common stock and warrants over the consideration received as deferred distribution costs (as a contra equity account). The balance was amortized to expense over the one year period covered by the letter of intent. Amortization of deferred distribution costs amounted to $2.9 million in 2000 and $0.9 million in 1999. At December 31, 2000, the balance had been fully amortized.

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

                              E-STAMP CORPORATION

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

     A summary of activity under the Company's Plans is as follows:

                                                              OPTIONS OUTSTANDING
                                                          ---------------------------
                                              SHARES                     WEIGHTED-
                                             AVAILABLE     NUMBER         AVERAGE
                                             FOR GRANT    OF SHARES    EXERCISE PRICE
                                             ---------    ---------    --------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Options outstanding at December 31,
  1997.....................................      361        2,089          $0.50
  Authorized...............................      938           --             --
  Granted..................................   (1,360)       1,360           0.55
  Exercised................................       --       (1,916)          0.42
  Repurchases of restricted stock..........       10           --             --
  Canceled.................................      255         (255)          0.41
                                              ------       ------
Options outstanding at December 31,
  1998.....................................      204        1,278           0.60
  Authorized...............................    5,381           --             --
  Granted..................................   (5,425)       5,425           4.18
  Exercised................................       --       (3,771)          0.96
  Repurchases of restricted stock..........      472           --             --
  Canceled.................................      672         (672)          2.03
                                              ------       ------
Options outstanding at December 31,
  1999.....................................    1,304        2,260           7.37
  Authorized...............................    1,120           --             --
  Granted..................................   (4,061)       4,061           4.30
  Assumption of option plans in
     acquisitions..........................       --          245           0.82
  Exercised................................       --          (76)          0.64
  Repurchases of restricted stock..........    2,180           --             --
  Canceled.................................    3,280       (3,280)          6.97
  Expired..................................       --           (1)          0.82
                                              ------       ------
Options outstanding at December 31,
  2000.....................................    3,823        3,209           3.67
                                              ======       ======
Exercisable at December 31, 2000...........                   745           2.85
                                                           ======

                              E-STAMP CORPORATION

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                         ----------------------------------------------------    --------------------------------
                            OPTIONS           WEIGHTED-                             OPTIONS
                         OUTSTANDING AT        AVERAGE           WEIGHTED-       OUTSTANDING AT      WEIGHTED-
      RANGE OF            DECEMBER 31,        REMAINING           AVERAGE         DECEMBER 31,        AVERAGE
   EXERCISE PRICES            2000         CONTRACTUAL LIFE    EXERCISE PRICE         2000         EXERCISE PRICE
   ---------------       --------------    ----------------    --------------    --------------    --------------
                         (IN THOUSANDS)       (IN YEARS)                         (IN THOUSANDS)
$ 0.40 - 0.72........          266               8.61              $ 0.57             109              $ 0.51
$ 0.75...............        1,035               8.16                0.75              88                0.75
$ 0.82 - 1.47........          713               9.27                1.21             337                0.96
$ 1.75 - 6.88........          639               9.23                4.05             149                4.54
$10.19 - 21.88.......          525               9.02               12.20              52               12.70
$32.19...............           31               8.93               32.19              10               32.19
                             -----                                                    ---
                             3,209               8.80                3.67             745                2.85
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

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                               2000         1999         1998
                                             ---------    ---------    ---------
Expected volatility........................    160%         200%*         0%
Expected life of options...................  3.5 years    3.5 years    4.0 years
Expected life of employee stock purchase
  plan rights..............................  1.2 years       NA           NA
Risk-free interest rate -- options.........    6.4%         6.0%         5.0%
Risk-free interest rate -- employee stock
  purchase plan rights.....................    6.0%          NA           NA
Expected dividend yield....................     0%           0%           0%

---------------

* Prior to the Company's initial public offering in October 1999, expected volatility was 0%.

                              E-STAMP CORPORATION

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

                                                YEARS ENDED DECEMBER 31,
                                            ---------------------------------
                                              2000         1999        1998
                                            ---------    --------    --------
Net loss attributable to common
  stockholders:
  As reported.............................  $(112,826)   $(57,496)   $(12,093)
                                            =========    ========    ========
  Pro forma...............................  $(115,728)   $(69,940)   $(12,667)
                                            =========    ========    ========
Net loss per share attributable to common
  stockholders, basic and diluted:
  As reported.............................  $   (3.04)   $  (3.32)   $  (0.92)
                                            =========    ========    ========
  Pro forma...............................  $   (3.12)   $  (4.04)   $  (0.97)
                                            =========    ========    ========

     The weighted-average fair value of options granted during 2000, 1999 and 1998 was $3.79, $7.89 and $4.42, respectively. The weighted average fair value of employee stock purchase plan rights granted in 2000 was $0.56.

  Deferred Stock Compensation

     The Company recorded deferred stock compensation of approximately $23.2 million and $3.6 million in 1999 and 1998, respectively, representing the difference between the exercise price and the deemed fair value, for financial reporting purposes, of the Company's common stock on the grant date for certain of the Company's stock options granted to officers and employees. In the absence of a public market for the Company's common stock, the deemed fair value was determined by the Company's board of directors and was based on the price per share of sales of equity securities to third parties. In 2000, the Company recorded deferred stock compensation of $1.2 million related to the acquisition of Infinity Logistics Corporation and Automated Logistics Corp. Approximately $0.9 million of this amount related to an agreement with a stockholder of Infinity Logistics Corporation and Automated Logistics Corp. to remain an employee of the Company for a two-year period. The remainder related to stock options that were assumed by the Company. The amounts related to stock options are being amortized by charges to operations over the vesting periods of the individual stock options using the graded vesting method. The amount related to the agreement with the stockholder of Infinity Logistics Corporation and Automated Logistics Corp. is being amortized on a straight-line basis over the two-year vesting period. Amortization expense amounted to approximately $8.0 million, $10.6 million and $0.9 million in 2000, 1999 and 1998, respectively.

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

                              E-STAMP CORPORATION

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

  Stock Subject to Repurchase

     As of December 31, 2000 and 1999, the Company had 425,882 and 3,358,570 shares of common stock outstanding, respectively, that were subject to repurchase. All of the shares subject to repurchase at December 31, 1999 and 193,262 shares at December 31, 2000 are the result of the exercise of unvested stock options by employees in exchange for notes and cash. These shares vest over the four-year vesting period of the underlying exercised stock options. At December 31, 2000, the remaining 232,620 shares subject to repurchase relate to the earn-out agreement entered into in connection with the acquisition of Infinity Logistics Corporation and Automated Logistics Corp. The right to repurchase these shares is at the sole discretion of the Company.

     In September 2000, the Company repurchased unvested shares as part of the severance arrangement from two terminated employees at a price exceeding the fair value of the stock at the date of repurchase. The Company recorded expense of $0.6 million in connection with the repurchase, which is included in restructuring costs.

  Notes Receivable from Stockholders

     In 1999 and 1998, the Company received $3.1 million and $0.7 million, respectively, of full recourse notes receivable from employees that bear interest at 6% per annum in consideration for the exercise of stock options. Interest on the notes is payable annually on the anniversary date of the note and principle is due on the earlier of the fifth anniversary of the note or 90 days after termination of employment. In 2000 and 1999, the Company received payments on the notes of $247,000 and $168,000, respectively. In 2000 and 1999, the Company canceled notes totaling $2.7 million and $27,000, respectively, in connection with the repurchase of shares or rescission of option exercises upon termination of certain note holders.

     In October 2000, the Company allowed four officers to rescind their exercise of stock options with respect to the unvested portion of the shares exercised. A total of 1,304,687 shares were returned to the Company in exchange for the cancellation of promissory notes totaling $1.1 million. In connection with the rescission, the Company recognized compensation expense of $121,000. The Company granted to two of the officers replacement options for a total of 1,035,156 shares at an exercise price of $0.75 per share, the fair market value on the date of the grant. In accordance with APB Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44, no compensation expense was recognized in connection with the replacement option because the exercise price was equal to the fair market value on the date of grant and also was in excess of the exercise price for the options that were rescinded.

                              E-STAMP CORPORATION

  Shares Reserved

     As of December 31, 2000, the common shares reserved for future issuance were as follows (in thousands):

Stock options...............................................  7,032
Employee stock purchase plan................................    698
Warrants....................................................     48
                                                              -----
          Total shares reserved.............................  7,778
                                                              =====

 8. EMPLOYEE BENEFIT PLAN

     Effective April 1, 1996, the Company established a 401(k) plan, the E-Stamp Corporation Benefit Plan (the "Plan"). The Plan provides for a Company match of employee contributions equal to 50% of employee contributions up to 4% of their compensation. Employees are eligible to participate in the Plan at the beginning of the month following the first day of employment. The terms of the Plan are subject to change as determined by management. The Company made contributions in 2000, 1999 and 1998 of approximately $218,000, $101,000 and $59,000, respectively.

9. INCOME TAXES

     Due to operating losses, no income tax provision has been recorded for 2000, 1999 and 1998.

     Significant components of the Company's deferred tax assets and liabilities for federal and state tax purposes are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Net operating loss carryforwards.......................  $ 51,400    $ 15,100
Research and development credit carryforwards..........     2,100       1,500
Capitalized research and development...................    15,200       9,300
Capitalized start-up costs.............................     2,200       1,500
Other..................................................     4,100       6,500
                                                         --------    --------
Total deferred tax assets..............................    75,000      33,900
Valuation allowance....................................   (75,000)    (33,900)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
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

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $133.6 million and $80.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2005 through 2020, if not utilized. The Company also had federal and state research and development tax credit carryforwards of approximately $1.5 million and $0.9 million, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2011 through 2020, if not utilized

                              E-STAMP CORPORATION

     Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

10. COMMITMENTS

     The Company entered into an operating lease agreement on February 25, 2000 for office space in Mountain View, California. The term of the lease is seven years and there are no renewal terms. The rental commitments relating to this lease for the years 2001, 2002, 2003, 2004, 2005 and thereafter are $3.6 million, $3.7 million, $3.8 million, $3.9 million, $4.0 million and $4.8 million, respectively. Prior to entering into this lease agreement, the Company had various leases and subleases for facilities in California and Texas, all of which had expired or had been terminated as of December 31, 2000. Rental expenses under all operating leases were $4,247,000, $853,000 and $554,000 for 2000, 1999 and 1998, respectively.

     Assets capitalized under capital leases totaled approximately $80,000 and $94,000 at December 31, 2000 and 1999, respectively and are included in computers and furniture and fixtures. Accumulated amortization related to assets under capital leases totaled $72,000 and $74,000 at December 31, 2000 and 1999, respectively.

     At December 31, 2000, aggregate noncancelable advertising commitments related to the Internet postage business total approximately $2.5 million. This amount has been accrued and included in restructuring costs.

11. LOSS PER SHARE

     Loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which requires disclosure of basic and diluted earnings per share. Basic loss per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted loss per share. Therefore, the Company's basic and diluted loss per share are the same.

     The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Basic and diluted:
  Net loss..................................................  $(112,826)  $(55,410)  $(10,710)
  Accretion on redeemable convertible preferred stock.......         --     (2,086)    (1,383)
                                                              ---------   --------   --------
  Net loss attributable to common stockholders..............  $(112,826)  $(57,496)  $(12,093)
                                                              =========   ========   ========
  Weighted-average shares of common stock outstanding.......     39,251     20,240     14,044
  Less: weighted-average shares subject to repurchase.......     (2,107)    (2,927)      (969)
                                                              ---------   --------   --------
  Shares used in computing basic and diluted net loss per
     share..................................................     37,144     17,313     13,075
                                                              =========   ========   ========
  Net loss per share, basic and diluted.....................  $   (3.04)  $  (3.32)  $  (0.92)
                                                              =========   ========   ========

     The Company has excluded all redeemable convertible preferred stock, outstanding stock options, warrants and shares subject to repurchase from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share were 3,683,000, 5,667,000 and 7,711,000 for the years ended December 31, 2000,

                              E-STAMP CORPORATION

1999 and 1998, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

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

14. SUBSEQUENT EVENTS

     On February 22, 2001, the Company announced that it would implement a reduction in force and eliminate 45 employees and contractors from its workforce. The Company expects to record a corporate

                              E-STAMP CORPORATION
restructuring charge of approximately $400,000 for the quarter ending March 31, 2001 in connection with this reduction in force.

     On March 16, 2001, a prior customer of E-Stamp, Mr. Joseph Pavel, filed a purported consumer class action suit against the Company in the Supreme Court of the State of New York, County of Kings. The suit alleges that the Company breached its contracts with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. Following the Company's motion to dismiss the complaint on the grounds of improper venue and forum non conveniens, the parties agreed to discontinue the New York action. The plaintiff filed a similar complaint in California state court on or about May 24, 2001. The Company filed its answer to the complaint on June 18, 2001. The Company is continuing to investigate the claims against it and intends to vigorously defend this action.

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

     On April 19, 2001, the Company entered into a merger agreement with Learn2.com, Inc., a provider of e-learning solutions. Pursuant to the merger agreement, the Company and Learn2 will merge, with the Company remaining as the surviving corporation. The merger is subject to certain conditions set forth in the merger agreement, including a minimum net cash requirement, as defined in the merger agreement, at the closing date and the approval of the stockholders of the Company and Learn2. The merger agreement provides that if either the Company or Learn2 terminates the merger agreement as a result of the other company (i) failing to obtain the required vote of its stockholders or (ii) withdrawing or altering its approval or recommendation of the merger agreement, then a termination fee of $500,000 will be due and payable to the party. In connection with the merger, the Company also announced that it would discontinue its remaining transportation management solutions business prior to the completion of the merger.

15. EVENTS SUBSEQUENT TO THE DATE OF REPORT OF INDEPENDENT AUDITORS (UNAUDITED)

     On April 25, 2001, Learn2 issued to the Company a convertible promissory note in exchange for $2,000,000. The promissory note is convertible into 2,000 shares of Learn2 Series E preferred stock. The purchase and sale of the promissory note was a material term of the merger agreement between the Company and Learn2.

     On April 27, 2001, the Company sold all of its patent and patent applications and certain trademarks and domain names related to its Internet postage business to Stamps.com, Inc. for $7.5 million. The Company will record a gain of approximately $7.5 million related to this transaction in the three months ending June 30, 2001.

     On May 22, 2001, the Company sold its maintenance contracts and trademarks related to the Company's DigitalShipper and e-Receive products to Data Track Technologies of California, Inc. for cash proceeds of $55,000 and a promissory note of $110,000.

     On June 8, 2001, the Board of Directors of the Company approved the forgiveness of certain loans to officers in the aggregate amount of $380,000, together with a tax gross-up on the forgiveness.

                              E-STAMP CORPORATION

     On June 18, 2001, the Company entered into an agreement with Pitney Bowes, Inc. to settle all litigation between the companies. The litigation, which included patent infringement claims by Pitney Bowes and antitrust counterclaims by the Company, was resolved without admission of liability. Under the settlement agreement, each party released and covenanted not to sue the other in connection with past activities, the Company agreed to an injunction against the infringement of any patents asserted by Pitney Bowes in the litigation, and the Company paid $2 million to Pitney Bowes. In connection with the settlement, the Company recovered insurance proceeds of approximately $1.8 million.

     On August 2, 2001, the Company's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board.

     On August 3, 2001, Sales and Marketing Technologies, Inc. filed suit against the Company and certain of its officers in the Superior Court of California, San Mateo County, California, alleging breach of contract, fraud and unfair competition in connection with a consulting agreement between the plaintiff and the Company. The plaintiff seeks unspecified general and compensatory damages, treble damages and equitable remedies. The Company is investigating the claims against it and intends to vigorously defend this action.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.DIRECTORS AND OFFICERS OF THE COMPANY

     The following table sets forth our executive officers' and directors' ages and positions as of December 31, 2000.

Robert H. Ewald......................  53     President, Chief Executive Officer and
                                                Director
Edward F. Malysz.....................  41     Vice President, General Counsel,
                                              Secretary and Acting Chief Financial
                                                Officer
Roderick M. Witmond..................  37     Vice President, Business Development
Paul A. Goldman......................  39     Vice President, Sales and Marketing
Laurie L. Lindsey....................  45     Vice President, Product Development
Daniel P. Walsh......................  32     Vice President, Operations
Marcelo A. Gumucio...................  63     Chairman of the Board
John V. Balen(1).....................  40     Director
Thomas L. Rosch(2)...................  38     Director
Peter G. Boit........................  41     Director
Adam Wagner(1).......................  42     Director
Rebecca Saeger(2)....................  45     Director
Robert J. Cresci(1)..................  57     Director

---------------
(1) Member of Audit Committee

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied, except that Peter Boit and Paul Goldman each filed a Form 3 late and Adam Wagner filed a Form 4 late.

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

                                                                        LONG-TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                                                      -------------
                                                                       SECURITIES
                                              ANNUAL COMPENSATION      UNDERLYING
                                             ---------------------       OPTIONS        ALL OTHER
    NAME AND PRINCIPLE POSITION      YEAR    SALARY($)    BONUS($)    (# OF SHARES)    COMPENSATION
    ---------------------------      ----    ---------    --------    -------------    ------------
Robert H. Ewald....................  2000    $296,657     $100,000        928,906        $273,398(3)
  President and Chief                1999     227,169      125,000      1,626,250         862,084(4)
  Executive Officer                  1998          --           --             --              --
Edward F. Malysz...................  2000     150,024       50,000         60,000          60,635(5)
  Vice President, General Counsel,   1999      73,235       70,500(9)     187,500           2,125(7)
  Secretary and Acting Chief         1998          --           --             --              --
  Financial Officer
Roderick M. Witmond................  2000     166,500       54,000         85,000          66,955(6)
  Vice President,                    1999      62,826       40,000(9)     187,500           1,425(7)
  Business Development               1998          --           --             --              --
Laurie L. Lindsay..................  2000     139,346       18,000        340,000           2,841(7)
  Vice President,                    1999          --           --             --              --
  Product Development                1998          --           --             --              --
Nicole Egan........................  2000     115,001      146,668             --           3,146(7)
  Vice President,                    1999     172,819      182,268(9)      62,500           1,448(7)
  Marketing and Sales(1)             1998     128,750       28,000         35,000              --
Thomas J. Reinemer.................  2000     138,599       82,693             --          50,404(8)
  Vice President,                    1999     160,342      139,072(9)          --           2,860(7)
  International(2)                   1998     128,750       28,000         35,000              --

---------------
(1) Ms. Eagan served as Vice President, Marketing and Sales from July 1999 until May 2000 and as Vice President, Marketing and Business Development from May 1996 until July 1999.

(2) Mr. Reinemer served as Vice President, International from March 1999 to September 2000 and as Vice President, Operations from August 1996 until March 1999.

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

                                            INDIVIDUAL GRANTS
                                    ----------------------------------
                                                   % OF
                                                   TOTAL                              POTENTIAL REALIZABLE
                                                  OPTIONS                               VALUE AT ASSUMED
                                                  GRANTED                                ANNUAL RATES OF
                                    NUMBER OF       TO                                     STOCK PRICE
                                    SECURITIES   EMPLOYEES                              APPRECIATION FOR
                                    UNDERLYING    IN LAST    EXERCISE                      OPTION TERM
                                     OPTIONS      FISCAL       PRICE     EXPIRATION   ---------------------
               NAME                 GRANTED #      YEAR      ($/SHARE)      DATE       5%($)       10%($)
               ----                 ----------   ---------   ---------   ----------   --------   ----------
Robert H. Ewald...................    14,500        0.36      $12.31      2/18/10     $112,277   $  284,533
                                      35,500        0.87       12.31      2/18/10      274,886      696,615
                                     878,906       21.64        0.75      2/18/09      330,212      798,047
Edward F. Malysz..................     9,000        0.22       12.31      2/18/10       69,689      176,607
                                       1,000        0.02       12.31      2/18/10        7,743       19,623
                                      16,571        0.41        1.47      9/18/10       15,307       38,791
                                      33,429        0.82        1.47      9/18/10       30,879       78,254
Roderick M. Witmond...............     9,000        0.22       12.31      2/18/10       69,689      176,607
                                       1,000        0.02       12.31      2/18/10        7,743       19,623
                                      19,697        0.49        1.47      9/18/10       18,195       46,108
                                      55,303        1.36        1.47      9/18/10       51,085      129,458
Laurie L. Lindsey.................    30,000        0.74       10.19      3/13/10      192,206      487,088
                                     120,000        2.95       10.19      3/13/10      768,824    1,948,350
                                      16,929        0.42        3.38      5/22/10       35,932       91,059
                                      73,071        1.80        3.38      5/22/10      155,095      393,040
                                      12,502        0.31        1.47      9/18/10       11,548       29,266
                                      87,498        2.15        1.47      9/18/10       80,824      204,823
Nicole Eagan......................    14,000        0.39       12.31      2/18/10      108,406      274,721
                                      16,000        0.39       12.31      2/18/10      123,892      373,967
Thomas J. Reinemer................    17,500        0.43       12.31      2/18/10      135,507      343,402
                                       2,500        0.06       12.31      2/18/10       19,358       49,057

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

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                              SHARES                         OPTIONS AT DECEMBER 31,       IN-THE-MONEY OPTIONS AT
                             ACQUIRED                                2000(#)                DECEMBER 31, 2000($)
                                ON        VALUE REALIZED   ---------------------------   ---------------------------
           NAME             EXERCISE(#)        ($)         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----             -----------   --------------   -----------   -------------   -----------   -------------
Robert H. Ewald...........        --         $    --         87,891         841,015         $ --           $ --
Edward F. Malysz..........        --              --          6,250          53,750           --             --
Roderick M. Witmond.......        --              --          9,375          75,625           --             --
Laurie L. Lindsey.........        --              --         23,750         316,250           --             --
Nicole Eagan..............        --              --             --              --           --             --
Thomas J. Reinemer........    10,938          88,024             --              --           --             --

RELATED PARTY TRANSACTIONS

     We entered into a merger agreement, an escrow agreement, and related agreements with Paul Goldman in connection with our acquisition of Infinity Logistics Corporation and Automated Logistics Corporation on May 23, 2000. Commencing in May 2000, we paid two automotive leasing companies an aggregate of $7,152.32 for two automobiles operated by Paul Goldman, our Vice President, Sales.

     In connection with the early exercise of stock options held by officers Bo Ewald, Ed Malysz, and Rod Witmond, we extended secured loans in the form of promissory notes to each officer. The loans are secured pursuant to restricted stock purchase agreements and related letter agreements between E-Stamp and each officer. In October 2000, we repurchased certain of the shares held by Messrs. Ewald, Malysz and Witmond, and reduced the principal amount remaining under the promissory notes. The principal amounts currently outstanding under the notes are $469,688, $70,313, and $56,250, respectively.

     Pursuant to a stock pledge agreement between E-Stamp and Marcelo Gumucio and Carole Gumucio and a stock pledge agreement between E-Stamp and Robert Ewald, as of April 9, 2001, we have the right to repurchase 15,000 and 4,374 shares of our common stock, respectively, upon an event of default under such agreements. The stock pledge agreements were entered into in connection with a $410,000 loan to Mr. Ewald and a $150,000 loan to the Gumucios. The purpose of the loans was to pay the taxes incurred by both parties upon receipt of a 125,000 share stock bonus to Mr. Ewald and a 62,500 share stock bonus to Mr. Gumucio. The loans are forgivable over 8 quarterly periods commencing on August 18, 1999, so long as Mr. Ewald and Mr. Gumucio remain in the service of E-Stamp.

     We have extended a loan to Robert Ewald pursuant to a Promissory Note dated January 14, 2000, and we have entered into a related Stock Pledge Agreement with Mr. Ewald in connection therewith. We retained the right to repurchase these shares in the event of default.

     During 2000, we paid Microsoft Corporation the aggregate sum of $2,762.557 pursuant to the terms of a marketing arrangement. Microsoft owns 5.3% of our issued and outstanding Common Stock.

     We have entered into Change of Control Severance Agreements with each of our officers, which agreements provide for the payment of one year of base salary, continued health coverage for a one year period, the forgiveness of certain loans related to the early exercise of stock options and outplacement services.

     We provide each officer with a quarterly retention bonus if such officer remains employed by E-Stamp through the end of each quarter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

     On June 7, 2000, we provided a relocation loan to Roderick Witmond in the original principal sum of $400,000. The loan is due and payable on the earlier of 90 days following the termination of his employment with E-Stamp or the fifth anniversary of the loan. The loan will be partially forgiven in the amount of $100,000 if Mr. Witmond remains employed by E-Stamp for the term of the loan and in the amount of $200,000 if Mr. Witmond's employment with E-Stamp is terminated as a result of a reduction in force or business combination. The loan is secured by a deed of trust encumbering his residence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     During 2000, we paid Microsoft Corp. the sum of $2,762,557 pursuant to the terms of a marketing agreement. Microsoft owns 5.3% of the issued and outstanding E-Stamp common stock. The following table sets forth certain information regarding beneficial ownership of our Common Stock as of July 31, 2001 by (i) our Chief Executive Officer, (ii) each of the four other most highly compensated executive officers of E-Stamp during the year ended December 31, 2000, (iii) any individual that would have qualified for category (ii) had they be employed by us as an executive officer at year's end, and (iv) all those known by us to be beneficial owners of more than five percent of outstanding shares of our Common Stock. This table is based on information provided to us or filed with the Securities and Exchange Commission by our directors, executive officers and principal stockholders. Unless otherwise indicated in the footnotes below, and subject to community property laws where applicable, each of the named persons have sole voting and investment power with respect to the shares shown as beneficially owned.

     Unless otherwise indicated, the address for each stockholder listed in the following table is c/o E-Stamp Corporation, 2051 Stierlin Court, Mountain View, California 94043. Applicable percentage ownership in the following table is based on 37,915,194 shares of Common Stock outstanding as of July 31, 2001.

                         PRINCIPAL STOCKHOLDER'S TABLE

                                                  NUMBER OF SHARES    PERCENTAGE OF
                                                    BENEFICIALLY         SHARES
                NAME AND ADDRESS                       OWNED           OUTSTANDING
                ----------------                  ----------------    -------------
Microsoft Corporation(1)........................     2,026,225             5.3%

DIRECTORS AND EXECUTIVE OFFICERS:
Robert H. Ewald(2)..............................     1,150,597             3.0%
Thomas J. Reinemer(3)...........................        36,500               *
Nicole Egan(4)..................................       102,941               *
Roderick M. Witmond(5)..........................        68,126               *
Edward F. Malysz(6).............................       125,442               *
Laurie L. Lindsey(7)............................        85,000               *
Marcelo A. Gumucio(8)...........................       470,222             1.2%
John V. Balen(9)................................     1,497,877             4.0%
Thomas L. Rosch.................................         2,780               *
Peter G. Boit...................................           500               *
Adam Wagner(10).................................       741,192             2.0%
Rebecca Saeger(11)..............................        25,000               *
Robert J. Cresci(12)............................       727,448             1.9%
All directors and executive officers as a group
  (10 persons)(13)..............................     4,741,058            12.3%

---------------
  *  Less than 1% of the outstanding shares of common stock.

 (1) The address for Microsoft Corporation is One Microsoft Way, Redmond, Washington 98502.

 (2) Includes 370,312 shares issuable under options exercisable within 60 days of July 31, 2001.

 (3) Mr. Reinemer's employment as an officer terminated in September 2000.

 (4) Ms. Egan's employment as an officer terminated in May 2000.

 (5) Includes 21,251 shares issuable under options exercisable within 60 days of July 31, 2001. Mr. Witmond's employment as an officer terminated in May 2001.

 (6) Includes 63,907 shares issuable under options exercisable within 60 days of July 31, 2001.

 (7) Includes 85,000 shares issuable under options exercisable within 60 days of July 31, 2001. Ms. Lindsey's employment as an officer terminated in May 2001.

 (8) Includes 31,250 shares issuable under options exercisable within 60 days of July 31, 2001 and 139,907 shares are unvested and subject to a right of repurchase in favor of E-Stamp, which right lapses over time.

 (9) These shares are beneficially owned by Canaan Equity, L.P. Mr. Balen is a principal of Canaan Partners. Mr. Balen disclaims beneficial ownership of these shares.

(10) Includes 250,000 shares of common stock held by Wagner & Brown, Ltd., Mr. Wagner's former employer. Mr. Wagner has disclaimed beneficial ownership of these shares. Also includes 62,500 shares of common stock held by Wagner Family Partnership VI, of which Mr. Wagner is a partner. Mr. Wagner has a 12.5% beneficial ownership of these shares. Includes 200,000 shares of common stock held in escrow and for which Mr. Wagner is an escrow agent. Wagner & Brown, Ltd. claims beneficial ownership of 38,280 shares and Wagner Family Partnership VI claims beneficial ownership of 9,560 shares. Includes 163,594 shares held by Wagner & Brown, Ltd., and 56,328 shares held by Wagner Family Partnership VI, in each case transferred by Unified Holdings, LLC. Mr. Wagner is a managing member of Unified Holdings, LLC. Includes 3,385 shares of common stock held by Wagner & Brown, Ltd. and 3,385 shares of common stock held by Wagner Family Partnership VI. Includes 2,000 shares held by Mr. Wagner's wife.

(11) Includes 25,000 shares issuable under options exercisable within 60 days of July 31, 2001.

(12) Includes 96,968 shares of common stock held by the Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., 145,490 shares of common stock held by the Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. and 484,990 shares held by the Delaware State Employees' Retirement Fund. Such funds are managed by Pecks Management Partners Ltd., of which Mr. Cresci is a Managing Director. Mr. Cresci disclaims beneficial ownership of these shares.

(13) Includes 1,069,118 shares issued under the 1999 Stock Plan and 1996 Stock Option and Restricted Stock Plan which were vested and 139,907 shares which were unvested at June 21, 2001 and subject to a right of repurchase in favor of E-Stamp, which right lapses over time. Includes 500,051 shares issuable under options exercisable within 60 days of July 31, 2001.

OTHER TRANSACTIONS

     We have entered into indemnification agreements with each of our executive officers and directors.

     We have granted options to our executive officers and some of our directors.

     We currently pay Marcelo Gumucio $9,537 per month for his service as Chairman of the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to "Related Party Transactions" contained in Item 11 of this filing.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)1. Financial Statements

     Reference is made to page 18 for a list of all financial statements and schedules filed as a part of this report.

     2. Financial Statement Schedules

     None.

     3. Exhibits

     The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

     On December 6, 2000, the Company filed a current report on Form 8-K regarding the phase out of its Internet postage business.

     (c) Exhibits

     The following exhibits are filed with this report:

 EXHIBIT
  NUMBER                            EXHIBIT TITLE
----------                          -------------
 3.1(1)      Certificate of Incorporation of Registrant.
 3.2(1)      Bylaws of Registrant.
 3.3(1)      Form of Amended and Restated Certificate of Incorporation of
             Registrant.
 3.4(1)      Form of Amended and Restated Bylaws of Registrant.
 3.5(1)      Certificates of Designation of Registrant relating to Series
             A Preferred Stock.
 3.6(1)      Certificates of Designation of Registrant relating to Series
             B Preferred Stock.
 3.7(1)      Certificates of Designation of Registrant relating to Series
             C Preferred Stock.
 3.8(1)      Amendment to Certificate of Incorporation of the Registrant.
 4.1(1)      Specimen Common Stock Certificate.
10.1(1)      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)      1999 Stock Plan and form of agreements thereunder.
10.3(1)      1999 Employee Stock Purchase Plan and form of agreements
             thereunder.
10.4(1)      1999 Director Option Plan and form of agreements thereunder.
10.5(1)      1996 Stock Option and Restricted Stock Plan.
10.6(1)      1996 Non-Employee Director Stock Option Plan.
10.7(1)      Second Amended and Restated Investors Rights Agreement.
10.8(1)      Employment Agreement, dated March 29, 1996, between
             Registrant and Nicole Ward (Eagan).
10.9(1)      Employment Agreement, dated May 13, 1996, between Registrant and Martin Page l.
10.10(1)     Employment Agreement, dated July 27, 1996, between
             Registrant and Thomas Reinemer.
10.11(1)     Promissory Note, dated May 30, 1999, between Registrant and
             Robert H. Ewald.
10.12(1)     Crypto iButton Service Provider Agreement dated August 21,
             1998, between Registrant and Dallas Semiconductor
             Corporation.
10.13+(1)    Premium Partner Website Marketing Agreement dated July 1,
             1999, between Registrant and Microsoft Corporation.
10.14+(1)    America Online Strategic Marketing Agreement dated November
             13, 1998, between Registrant and America Online.

 EXHIBIT
  NUMBER                            EXHIBIT TITLE
----------                          -------------
10.15+(1)    Turnkey/Inventory Agreement dated June 1, 1999, between
             Registrant and Modus Media International.
10.16+(1)    Agreement for Services dated June 27, 1997 between
             Registrant and Pilot Network Services, Inc.
10.17(1)     Sublease Agreement dated February 2, 1999 between the
             Registrant and Electronics for Imaging, Inc.
10.18+(1)    Advertising and Promotion Agreement dated May 14, 1999
             between Registrant and Yahoo!, Inc.
10.19+(1)    Letter Agreement dated August 2, 1999 between Registrant and
             At Home Corporation.
10.20+(1)    Platinum Premier Partner Package Agreement dated June 25,
             1999 between Registrant, EarthLink Network, Inc. and
             EarthLink Operations, Inc.
10.21+(1)    Services Agreement dated September 24, 1999 between
             Registrant and Intuit Inc.
10.22++(2)   Cobranding and Promotion Agreement dated December 10, 1999 between Registrant and eBay Inc.
10.23(2)     Promissory Note dated December 23, 1999, between Registrant and Marcelo Gumucio.
10.24(2)     Promissory Note dated January 14, 2000, between Registrant and Robert H. Ewald.
10.25(2)     Stock Pledge Agreement dated December 22, 1999 between
             Registrant and Marcelo Gumucio.
10.26(2)     Stock Pledge dated January 14, 2000 between Registrant and
             Robert H. Ewald.
10.27(3)     Office lease between EOP-Shoreline Technology Park, LLC and
             E-Stamp Corporation.
10.28(4)     Promissory Note dated June 7, 2000 between the Company and
             Roderick Witmond.
10.29(4)     Letter dated October 23, 2000 between the Company and Robert
             Ewald.
10.30(4)     Letter dated October 23, 2000 between the Company and Bruce
             White.
10.31(4)     Letter dated October 23, 2000 between the Company and Ed
             Malysz.
10.32(5)     Change of Control Severance Agreement between the Company
             and Robert H. Ewald.
10.33(5)     Change of Control Severance Agreement between the Company
             and Paul Goldman.
10.34(5)     Change of Control Severance Agreement between the Company
             and Laurie Lindsey.
10.35(5)     Change of Control Severance Agreement between the Company
             and Edward Malysz.
10.36(5)     Change of Control Severance Agreement between the Company
             and Daniel Walsh.
10.37(5)     Change of Control Severance Agreement between the Company
             and Roderick Witmond.
10.38(5)     Value Added Reseller Agreement between the Company (through
             Automated Logistics Corp, a.k.a. Evcor) and Aristo
             Computers, Inc. (now Kewill Electronic Commerce).
10.39(5)     Tracer VAR Agreement between Tracer Research Inc. (now
             Kewill Electronic Commerce) and the Company (a.k.a. Evcor
             Automated Logistics Corp.).
10.40(5)     Master Systems and Program Development Agreement amount
             Infonet Services Corporation, the Company (through Infinity
             Logistics Corporation) and Questco, Incorporated.
23.1         Consent of Ernst & Young LLP, Independent Auditors.
24.1         Power of Attorney (Included on Page 54).

---------------
(1) Incorporated by reference from Registration Statement No. 333-85359, as amended, originally filed with the Securities and Exchange Commission on August 17, 1999.

(2) Incorporated by reference from Registration Statement No. 333-96013, originally filed with the Securities and Exchange Commission on February 2, 2000.

(3) Incorporated by reference from Form 10-Q, filed August 14, 2000.

(4) Incorporated by reference from Form 10-Q, filed November 14, 2000.

(5) Incorporated by reference from Form 10-K, filed March 29, 2001.

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

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California, on the 9th day of August, 2001.

                                          E-STAMP CORPORATION

                                          By:      /s/ ROBERT H. EWALD
                                            ------------------------------------
                                                      Robert H. Ewald
                                               President and Chief Executive
                                                           Officer

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                 /s/ ROBERT H. EWALD                      President, Chief Executive     August 9, 2001
-----------------------------------------------------  Officer and Director (Principal
                   Robert H. Ewald                            Executive Officer)

                /s/ EDWARD F. MALYSZ                   Vice President and Acting Chief   August 9, 2001
-----------------------------------------------------    Financial Officer (Principal
                  Edward F. Malysz                         Financial and Accounting
                                                        Officer), General Counsel and
                                                                  Secretary

                          *                                 Chairman of the Board        August 9, 2001
-----------------------------------------------------
                 Marcelo A. Gumucio

                          *                                        Director              August 9, 2001
-----------------------------------------------------
                    John V. Balen

                          *                                        Director              August 9, 2001
-----------------------------------------------------
                   Thomas L. Rosch

                          *                                        Director              August 9, 2001
-----------------------------------------------------
                     Peter Boit

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                          *                                        Director              August 9, 2001
-----------------------------------------------------
                     Adam Wagner

                          *                                        Director              August 9, 2001
-----------------------------------------------------
                   Rebecca Saeger

                          *                                        Director              August 9, 2001
-----------------------------------------------------
                  Robert J. Cresci

              *By: /s/ EDWARD F. MALYSZ
----------------------------------------------------
                  Edward F. Malysz
                  Attorney-in-Fact

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                             EXHIBIT TITLE
----------                           -------------
 3.1(1)       Certificate of Incorporation of Registrant.
 3.2(1)       Bylaws of Registrant.
 3.3(1)       Form of Amended and Restated Certificate of Incorporation of
              Registrant.
 3.4(1)       Form of Amended and Restated Bylaws of Registrant.
 3.5(1)       Certificates of Designation of Registrant relating to Series
              A Preferred Stock.
 3.6(1)       Certificates of Designation of Registrant relating to Series
              B Preferred Stock.
 3.7(1)       Certificates of Designation of Registrant relating to Series
              C Preferred Stock.
 3.8(1)       Amendment to Certificate of Incorporation of the Registrant.
 4.1(1)       Specimen Common Stock Certificate.
10.1(1)       Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)       1999 Stock Plan and form of agreements thereunder.
10.3(1)       1999 Employee Stock Purchase Plan and form of agreements
              thereunder.
10.4(1)       1999 Director Option Plan and form of agreements thereunder.
10.5(1)       1996 Stock Option and Restricted Stock Plan.
10.6(1)       1996 Non-Employee Director Stock Option Plan.
10.7(1)       Second Amended and Restated Investors Rights Agreement.
10.8(1)       Employment Agreement, dated March 29, 1996, between
              Registrant and Nicole Ward (Eagan).
10.9(1)       Employment Agreement, dated May 13, 1996, between Registrant and Martin Pagel.
10.10(1)      Employment Agreement, dated July 27, 1996, between
              Registrant and Thomas Reinemer.
10.11(1)      Promissory Note, dated May 30, 1999, between Registrant and
              Robert H. Ewald.
10.12(1)      Crypto iButton Service Provider Agreement dated August 21,
              1998, between Registrant and Dallas Semiconductor
              Corporation.
10.13+(1)     Premium Partner Website Marketing Agreement dated July 1,
              1999, between Registrant and Microsoft Corporation.
10.14+(1)     America Online Strategic Marketing Agreement dated November
              13, 1998, between Registrant and America Online.
10.15+(1)     Turnkey/Inventory Agreement dated June 1, 1999, between
              Registrant and Modus Media International.
10.16+(1)     Agreement for Services dated June 27, 1997 between
              Registrant and Pilot Network Services, Inc.
10.17(1)      Sublease Agreement dated February 2, 1999 between the
              Registrant and Electronics for Imaging, Inc.
10.18+(1)     Advertising and Promotion Agreement dated May 14, 1999
              between Registrant and Yahoo!, Inc.
10.19+(1)     Letter Agreement dated August 2, 1999 between Registrant and
              At Home Corporation.
10.20+(1)     Platinum Premier Partner Package Agreement dated June 25,
              1999 between Registrant, EarthLink Network, Inc. and
              EarthLink Operations, Inc.
10.21+(1)     Services Agreement dated September 24, 1999 between
              Registrant and Intuit Inc.

 EXHIBIT
  NUMBER                             EXHIBIT TITLE
----------                           -------------
10.22++(2)    Cobranding and Promotion Agreement dated December 10, 1999 between Registrant and eBay Inc.
10.23(2)      Promissory Note dated December 23, 1999, between Registrant and Marcelo Gumucio.
10.24(2)      Promissory Note dated January 14, 2000, between Registrant and Robert H. Ewald.
10.25(2)      Stock Pledge Agreement dated December 22, 1999 between
              Registrant and Marcelo Gumucio.
10.26(2)      Stock Pledge dated January 14, 2000 between Registrant and
              Robert H. Ewald.
10.27(3)      Office lease between EOP-Shoreline Technology Park, LLC and
              E-Stamp Corporation.
10.28(4)      Promissory Note dated June 7, 2000 between the Company and
              Roderick Witmond.
10.29(4)      Letter dated October 23, 2000 between the Company and Robert
              Ewald.
10.30(4)      Letter dated October 23, 2000 between the Company and Bruce
              White.
10.31(4)      Letter dated October 23, 2000 between the Company and Ed
              Malysz.
10.32(5)      Change of Control Severance Agreement between the Company
              and Robert H. Ewald.
10.33(5)      Change of Control Severance Agreement between the Company
              and Paul Goldman.
10.34(5)      Change of Control Severance Agreement between the Company
              and Laurie Lindsey.
10.35(5)      Change of Control Severance Agreement between the Company
              and Edward Malysz.
10.36(5)      Change of Control Severance Agreement between the Company
              and Daniel Walsh.
10.37(5)      Change of Control Severance Agreement between the Company
              and Roderick Witmond.
10.38(5)      Value Added Reseller Agreement between the Company (through
              Automated Logistics Corp, a.k.a. Evcor) and Aristo
              Computers, Inc. (now Kewill Electronic Commerce).
10.39(5)      Tracer VAR Agreement between Tracer Research Inc. (now
              Kewill Electronic Commerce) and the Company (a.k.a. Evcor
              Automated Logistics Corp.).
10.40(5)      Master Systems and Program Development Agreement amount
              Infonet Services Corporation, the Company (through Infinity
              Logistics Corporation) and Questco, Incorporated.
23.1          Consent of Ernst & Young LLP, Independent Auditors.
24.1          Power of Attorney (Included on Page 54).

---------------
(1) Incorporated by reference from Registration Statement No. 333-85359, as amended, originally filed with the Securities and Exchange Commission on August 17, 1999.

(2) Incorporated by reference from Registration Statement No. 333-96013, originally filed with the Securities and Exchange Commission on February 2, 2000.

(3) Incorporated by reference from Form 10-Q, filed August 14, 2000.

(4) Incorporated by reference from Form 10-Q, filed November 14, 2000.

(5) Incorporated by reference from Form 10-K, filed March 29, 2001.

 + The registrant obtained confidential treatment of certain portions of this exhibit from the Commission. The omitted portions have been filed separately with the Commission.

++ The registrant is seeking confidential treatment of certain portions of this exhibit from the Commission. The omitted portions have been filed separately with the Commission.