Form 10-Q
period 2001-06-30
E STAMP CORP
filed 2001-08-14
CIK 1092917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                          YES [X]            NO [ ]

        As of July 31, 2001, 37,915,194 shares of the Registrant's common stock were outstanding.

                               E-STAMP CORPORATION

                                    FORM 10-Q
                                  June 30, 2001

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

         a.  Condensed Consolidated Balance Sheets as of June 30, 2001
             (Unaudited) and December 31, 2000..............................   3

         b.  Condensed Consolidated Statements of Operations for the three
             months and six months ended June 30, 2001 and 2000 (Unaudited).   4

         c.  Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2001 and 2000 (Unaudited)................   5

         d.  Notes to Condensed Consolidated Financial Statements (Unaudited)  6


Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................  12

             Risk Factors...................................................  15

Item 3.  Qualitative and Quantitative Disclosure About Market Risk..........  17


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  17

Item 2.  Changes In Securities and Use of Proceeds..........................  18

Item 6.  Exhibits and Reports on Form 8-K...................................  18


             Signature......................................................  19

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               E-STAMP CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,      Dec. 31,
                                                           2001          2000
                                                        ---------     ---------
                                                       (Unaudited)          *
ASSETS
Current assets:
   Cash and cash equivalents .......................    $  17,065     $  25,233
   Restricted cash .................................         --           3,750
   Accounts receivable, trade ......................          205           369
   Other receivables ...............................          578           847
   Note receivable -- Learn2.com ...................        2,037          --
   Prepaid expenses and other current assets .......          298         1,274
                                                        ---------     ---------
     Total current assets ..........................       20,183        31,473

Property and equipment, net ........................        1,191         5,493
Goodwill and other intangible assets, net ..........         --           4,741
Prepaid merger costs ...............................        1,177          --
Deposits and other assets ..........................        1,200         1,200
                                                        ---------     ---------
     Total assets ..................................    $  23,751     $  42,907
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................    $   1,185     $   3,529
   Accrued liabilities .............................        2,731         2,140
   Accrued restructuring costs .....................          363         5,933
   Deferred revenue ................................         --             328
                                                        ---------     ---------
     Total current liabilities .....................        4,279        11,930

Commitments and contingencies

Stockholders' equity:
   Common stock ....................................           38            38
   Additional paid-in capital ......................      222,973       224,878
   Notes receivable from employees and officers ....         (540)         (664)
   Deferred stock compensation .....................       (1,126)       (4,622)
   Accumulated deficit .............................     (201,873)     (188,653)
                                                        ---------     ---------
     Total stockholders' equity ....................       19,472        30,977
                                                        ---------     ---------
     Total liabilities and stockholders' equity ....    $  23,751     $  42,907
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

                               E-STAMP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                   --------------------    --------------------
                                     2001        2000        2001        2000
                                   --------    --------    --------    --------
Continuing operations:
  General corporate expenses ...   $ (2,371)   $ (2,203)   $ (4,194)   $ (4,252)
  Interest income ..............         31       1,195         509       2,632
  Interest expense .............        (45)        (34)        (66)        (66)
                                   --------    --------    --------    --------
Loss from continuing operations      (2,385)     (1,042)     (3,751)     (1,686)
                                   --------    --------    --------    --------

Discontinued operations:
  Income (loss) from
   discontinued operations .....        903     (27,096)    (11,584)    (56,140)
  Gain on disposal of
   discontinued operations .....      2,115        --         2,115        --
                                   --------    --------    --------    --------
                                      3,018     (27,096)     (9,469)    (56,140)
                                   --------    --------    --------    --------
Net income (loss) ..............   $    633    $(28,138)   $(13,220)   $(57,826)
                                   ========    ========    ========    ========

Basic and diluted income (loss)
  per common share:
  Continuing operations ........   $  (0.06)   $  (0.03)   $  (0.10)   $  (0.04)
  Discontinued operations ......       0.08       (0.73)      (0.25)      (1.54)
                                   --------    --------    --------    --------
  Net income (loss) ............   $   0.02    $  (0.76)   $  (0.35)   $  (1.58)
                                   ========    ========    ========    ========

Shares used in computing basic
  and diluted income (loss) per
  common share .................     37,680      36,914      37,609      36,500
                                   ========    ========    ========    ========








                             See accompanying notes.

                               E-STAMP CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                           ----------------------
                                                              2001         2000
                                                           ---------    ---------
Operating activities:
Net loss ...............................................   $ (13,220)   $ (57,826)
Adjustments to reconcile net loss to net cash used in
   operations:
   Depreciation and amortization .......................       1,180        1,101
   Loss on disposal of assets ..........................          85         --
   Amortization of deferred stock compensation .........       1,618        6,082
   Impairment of long-lived assets .....................       7,852         --
   Amortization of deferred distribution costs .........        --          1,900
  Write off in-process research & development ..........        --          1,677
   Stock-based compensation ............................          44         --
   Forgiveness of note receivable ......................          56
   Changes in operating assets and liabilities:
     Accounts receivable ...............................         164       (1,402)
     Other receivable ..................................         269         --
     Prepaid marketing expense .........................        --          1,672
     Prepaid expenses and other current assets .........         976        3,152
     Inventory .........................................        --           (667)
     Accounts payable ..................................      (2,344)         173
     Accrued liabilities ...............................         591          180
     Accrued restructuring .............................      (5,570)        --
     Deferred revenue ..................................        (328)        (263)
                                                           ---------    ---------
Net cash used in operating activities ..................      (8,627)     (44,221)
                                                           ---------    ---------
Investing activities:
Advances to Learn2.com .................................      (2,037)        --
Prepaid merger costs ...................................      (1,177)        --
Decrease in restricted cash ............................       3,750         --
Net cash used in acquisitions ..........................        --         (2,412)
Purchase of property and equipment .....................         (74)      (4,883)
Increase in deposits and other assets ..................        --         (2,664)
                                                           ---------    ---------
Net cash provided by (used in) investing activities ....         462       (9,959)
                                                           ---------    ---------
Financing activities:
Repayments of lease obligations ........................        --            (15)
Repayments of notes payable ............................        --            (95)
Collections on notes receivable from stockholders ......        --            292
Proceeds from issuance of common stock, net of
   repurchases .........................................          (3)         334
                                                           ---------    ---------
Net cash provided by (used in) financing activities ....          (3)         516
                                                           ---------    ---------
Net decrease in cash and cash equivalents ..............      (8,168)     (53,664)
Cash and cash equivalents at beginning of period .......      25,233      118,689
                                                           ---------    ---------
Cash and cash equivalents at end of period .............   $  17,065    $  65,025
                                                           =========    =========

Supplemental cash flow information
  Cash paid for interest ...............................   $    --      $    --
                                                           =========    =========
Non-cash investing and financing activities:

Common stock issued and options assumed in acquisition .   $    --      $   5,871
                                                           =========    =========
Deferred stock compensation ............................   $  (1,878)   $    (684)
                                                           =========    =========
Common stock repurchased from employees upon termination
   by forgiveness of notes receivable ..................   $      68    $    --
                                                           =========    =========


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

In May 2000, the Company acquired two companies, Infinity Logistics Corporation ("Infinity Logistics") and Automated Logistics Corp. ("Automated Logistics"), providers of transportation management and warehouse management products and services that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management business and reduce its emphasis on the Internet postage business. In November 2000, the Company further restructured its organization and announced that it would phase-out its Internet postage service by the end of 2000.

On April 19, 2001, the Company entered into a merger agreement with Learn2.com, Inc., a provider of e-learning products and services. Pursuant to the merger agreement, Learn2 will merge with the Company, with the Company remaining as the surviving corporation. The merger is subject to certain conditions set forth in the merger agreement, including a minimum net cash requirement, as defined in the merger agreement, at the closing date and the approval of the stockholders of the Company and Learn2. The Company also announced that it would discontinue its existing transportation management business prior to completion of the merger. Accordingly, the Company's condensed financial statements and notes included herein reflect its businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses. In the event that the merger is completed, the Company intends to conduct the e-learning solutions business of Learn2.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant net losses and negative cash flows from operations since its inception. At June 30, 2001, the Company had an accumulated deficit of $201.9 million. There can be no assurance that the Company will be able to close the merger, and the discontinuance of the Company's remaining operations raises substantial doubt about the Company's ability to continue as a going concern in the event that the merger with Learn2.com is not completed.

The condensed financial statements of the Company as of and for the three month and six month periods ended June 30, 2001 and 2000 included herein are unaudited, but include all adjustments, including adjustments for the impairment of long-lived assets of $2.1 million in the three months ended June 30, 2001 and $7.9 million in the six months ended June 30, 2001, that the management of the Company believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial results are not necessarily indicative of results for a full year. The condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 included in the Company's Form 10-K/A-2 for the year ended December 31, 2000.

Other Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive loss comprises unrealized gains and losses on cash equivalents, which have been immaterial to date. As a result, comprehensive loss approximates net loss for all periods presented.

Income (loss) Per Share

Income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted income (loss) per share. Therefore, the Company's basic and diluted income (loss) per share are the same.

The following table presents the calculation of basic and diluted income (loss) per share (in thousands, except per share amounts):

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                              --------------------    --------------------
                                                2001        2000        2001        2000
                                              --------    --------    --------    --------
Loss from continuing
   operations .............................   $ (2,385)   $ (1,042)   $ (3,751)   $ (1,686)
Gain (loss) from discontinued operations ..      3,018     (27,096)     (9,469)    (56,140)
                                              --------    --------    --------    --------
Net income (loss) .........................   $    633    $(28,138)   $(13,220)   $(57,826)
                                              ========    ========    ========    ========

Weighted average shares of
   common stock outstanding ...............     37,921      39,546      37,937      39,332
Less: Weighted average shares
   subject to repurchase ..................       (241)     (2,632)       (328)     (2,832)
                                              --------    --------    --------    --------

Shares used in computing
   basic and diluted loss per
   share ..................................     37,680      36,914      37,609      36,500
                                              ========    ========    ========    ========

Income (loss) per share, basic and diluted:
   Continuing operations ..................   $  (0.06)   $  (0.03)   $  (0.10)   $  (0.04)
   Discontinued operations ................       0.08       (0.73)      (0.25)      (1.54)
                                              --------    --------    --------    --------
   Net income (loss) ......................   $   0.02    $  (0.76)   $  (0.35)   $  (1.58)
                                              ========    ========    ========    ========


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes methods of accounting for business combinations entered into after June 30, 2001. SFAS No. 142 establishes methods of accounting for goodwill and other intangible assets arising from a business combination. SFAS No. 142 also establishes methods of amortizing goodwill and other intangible assets and evaluating these assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that its pending merger with Learn2.com, Inc. will result in negative goodwill, which will be allocated on a pro rata basis to reduce the fair values of the non-current assets acquired, including other identifiable intangible assets. Therefore, the Company does not expect that these pronouncements will have a significant effect on its results of operations or financial position or on its accounting for its pending merger with Learn2.

2.       Pending Merger

On April 19, 2001, the Company entered into a merger agreement with Learn2.com, Inc., a provider of e-learning solutions. Pursuant to the merger agreement, the Company and Learn2 will merge, with the Company remaining as the surviving corporation. The merger is subject to certain conditions set forth in the merger agreement, including a minimum net cash requirement, as defined in the merger agreement, at the closing date and the approval of the stockholders of the Company and Learn2. The merger agreement provides that if either the Company or Learn2 terminates the merger agreement as a result of the other company (i) failing to obtain the required vote of its stockholders or (ii) withdrawing or altering its approval or recommendation of the merger agreement, then a termination fee of $500,000 will be due and payable to the other party. In connection with the merger, the Company also announced that it would discontinue its remaining transportation management solutions business prior to the completion of the merger.

On April 25, 2001, Learn2 issued to the Company a convertible promissory note in exchange for $2,000,000. The promissory note is convertible into 2,000 shares of Learn2 Series E preferred stock. The purchase and sale of the promissory note was a material term of the merger agreement between the Company and Learn2.


3.   Discontinued Operations

On April 19, 2001, the Company entered into a merger agreement under which it will merge with Learn2.com, an e-learning services provider. The Company also announced it would discontinue its existing transportation management business prior to the completion of the merger. Historically, the Company operated under a single reportable segment consisting of two product lines, Internet postage and transportation management products and services. The Company's condensed financial statements and notes included herein reflect its businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of general corporate expenses.

Summary operating results of discontinued operations are as follows:


                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  --------------------    --------------------
                                    2001        2000        2001        2000
                                  --------    --------    --------    --------
                                                 (In thousands)

Net revenues ...................  $   --      $  1,632    $    317    $  3,122
Impairment of long-lived assets       --          --        (5,709)       --
Write off of in-process
   research and development ....      --        (1,677)       --        (1,677)
Reversal of restructuring
   reserves ...................        839        --           839        --
Reversal of excess allowance
   for doubtful accounts .......       132        --           132        --
Other operating expenses, net ..       (68)    (27,051)     (7,163)    (57,585)
                                  --------    --------    --------    --------
Income (loss) from discontinued
   operations ..................  $    903    $(27,096)   $(11,584)   $(56,140)
                                  ========    ========    ========    ========

For the three and six months ended June 30, 2001, income (loss) from discontinued operations reflects the operating expenses related to the transportation management business through the measurement date of April 17, 2001.

In April 2001, the Company sold all of its patent and patent applications and certain trademarks and domain names related to its Internet postage business to Stamps.com, Inc. for cash proceeds of $7.5 million. In May 2001, the Company sold its DigitalShipper and e-Receive products, maintenance and support contracts and trademarks related to these products to Data Track Technologies of California, Inc. for cash proceeds of $55,000 and a promissory note of $110,000. The Company recorded income totaling approximately $7.7 million related to these transactions. Costs and expenses related to the disposal of the Company's operations consisted of $2.4 million related to shutdown costs, $2.1 million related to the impairment of assets and $1.1 million related to other reserves and accruals, primarily an accrual for lease termination costs. The resulting gain on the disposal of discontinued operations was $2.1 million.

The assets and liabilities of discontinued operations, which are included in the corresponding line item on the balance sheet, are as follows:

                                            June 30,   Dec. 31,
                                              2001       2001
                                            --------   --------
                                               (In thousands)

Accounts receivable -- trade ............   $    205   $    369
Other receivables .......................        514        430
Prepaid expenses and other
  current assets ........................       --          300
Property and equipment, net .............       --        4,514
Goodwill and other intangible assets, net
                                                --        4,741
Other assets ............................        960        960
                                            --------   --------

                                               1,679     11,314
Deferred revenue ........................       --         (328)
                                            --------   --------

Net assets of discontinued operations ...   $  1,679   $ 10,986
                                            ========   ========


4.     Impairment of Long-Lived Assets

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

Company management reviewed the projected operations and cash flows for the transportation management solutions business and compared projected undiscounted cash flows to the carrying amount of goodwill and other intangible assets. Based on the result of this review, management determined that these assets were impaired and had a fair value of zero. Accordingly, an impairment write-down was recorded during the three months ended March 31, 2001, consisting of $2.7 million of goodwill and $1.6 million of other intangible assets. These amounts are included in loss from discontinued operations for the six months ended June 30, 2001.

In addition, as a result of a significant decrease in the Company's employee headcount during the three months ended March 31, 2001, Company management performed an inventory of computers, office furniture and other equipment held for disposal as of March 31, 2001. A write-down of $1.4 million was recorded during the three months ended March 31, 2001 to reduce the carrying amount of property and equipment held for disposal to its estimated fair value less cost to sell. This amount is included in loss from discontinued operations for the six months ended June 30, 2001.

During the three months ended June 30, 2001, management performed a further review of its property and equipment as a result of its decision in April 2001 to discontinue its transportation management business. Based on this review, an additional write-down of $2.1 million was recorded during the three months ended June 30, 2001 to reduce the carrying value of property and equipment held for disposal to its estimated fair value less costs of disposal. This amount is included in gain on disposal of discontinued operations.

5.     Restructuring Costs

During 2000, the Company undertook two corporate restructurings and recorded restructuring charges totaling $20.3 million. In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduce emphasis on its Internet postage business. In November 2000, the Company restructured the organization to phase out its Internet postage business. In connection with these restructurings, the Company terminated 52 employees, of which all had left the Company by April 30, 2001. The windup of the Internet postage business was substantially completed by April 30, 2001.

The following table sets forth the activity in accrued restructuring costs during the six months ended June 30, 2001.

                                  BALANCE                                 BALANCE
                                DECEMBER 31,                 AMOUNTS      JUNE 30,
                                    2000       CASH PAID    REVERSED        2001
                                ------------   ---------    --------      --------
                                                  (In thousands)
   Employee termination costs     $   824       $  (797)     $  --        $    27
   Contract terminations ....       2,687        (2,189)        (162)         336
   Operations shut-down .....       1,805        (1,408)        (397)        --
   Reserve for sales returns          617          (337)        (280)        --
                                  -------       -------      -------      -------
   Total ....................     $ 5,933       $(4,731)     $  (839)     $   363
                                  =======       =======      =======      =======

Amounts reversed are included in loss from discontinued operations in the three and six months ended June 30, 2001.

In February 2001, the Company announced a further reduction in force and the elimination of 45 employees and contractors from its workforce. In connection with this action, the Company incurred severance expense of $392,000, which the Company paid during the six months ended June 30, 2001. This expense is included in loss from discontinued operations for the six months ended June 30, 2001.


6.     Stockholders' Equity

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


7.       Related Party Transaction

In June 2001, the Board of Directors of the Company approved the forgiveness of certain loans to officers in the aggregate amount of $367,000, together with a tax gross-up on the forgiveness.


8.     Contingencies

Pitney Bowes Litigation

On June 18, 2001, E-Stamp entered into an agreement with Pitney Bowes, Inc. to settle all litigation between the companies. The litigation, which included patent infringement claims by Pitney Bowes and antitrust counterclaims by E-Stamp, was resolved without admission of liability. Under the settlement agreement, each party released and covenanted not to sue the other in connection with past activities, E-Stamp agreed to an injunction against the infringement of any patents asserted by Pitney Bowes in the litigation and E-Stamp paid $2 million to Pitney Bowes. In connection with the settlement, E-Stamp recovered insurance proceeds of approximately $1.8 million. The net expense of approximately $200,000 related to the settlement is included in gain on disposal of discontinued operations for the three and six months ended June 30, 2001.

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

Francotyp-Postalia Litigation

On April 9, 2001, the Company filed a complaint for declaratory relief against Francotyp-Postalia, AG & Co. in the U.S. District Court for the Northern District of California seeking a declaratory judgment for a dispute arising under a letter agreement regarding certain marketing and promotional arrangements and Francotyp-Postalia's purchase in July 1998 of E-Stamp's Series B preferred stock for $3 million. On April 26, 2001, Francotyp-Postalia filed a complaint against the Company in the Chancery Court of the State of Delaware, New Castle County regarding the dispute seeking rescission of the original purchase of the preferred stock. On May 21, 2001, the Company filed a motion to remove Francotyp-Postalia's action to the United States District Court in Delaware. The Company is continuing to investigate the claims against it.


9.       Subsequent Events

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in the "Risk Factors" contained in this management's discussion and analysis of financial condition and results of operations and elsewhere in this report on Form 10-Q.


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

On April 19, 2001, we entered into a merger agreement with Learn2.com, Inc., a provider of e-learning products and services. Pursuant to the merger agreement, Learn2 will merge with E-Stamp, with E-Stamp remaining as the surviving corporation. The merger is subject to certain conditions set forth in the merger agreement, including a minimum net cash requirement, as defined in the merger agreement, at the closing date and the approval of the stockholders of E-Stamp and Learn2. We also have discontinued our remaining transportation management business. Therefore, our condensed financial statements and notes included herein reflect our businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses. In the event that the merger is completed, we intend to conduct the e-learning solutions business of Learn2.


Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Continuing Operations

General corporate expenses. General corporate expenses consist of general and administrative overhead expenses, including expenses associated with the general responsibilities of a public company, and exclude those costs associated with our transportation management and Internet postage businesses. These expenses include salaries and related costs for certain administrative functions, professional services, including legal and accounting services, insurance and an allocation of facilities costs. The increase in these expenses in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was primarily due to higher compensation costs resulting from the payment of retention and other bonuses and the forgiveness of loans to two officers. This increase was substantially offset by lower amortization of deferred stock compensation, which is recorded using the graded vesting method.

Interest income, net. Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Interest income, net, was expense of $14,000 for the quarter ended June 30, 2001, compared to income of $1.2 million for the quarter ended June 30, 2000. The decrease in interest income, net, was due to decreased interest earned as a result of lower average cash balances resulting from our continued use of cash to fund our operations.

Discontinued operations

Gain (loss) from discontinued operations. For the three months ended June 30, 2001, gain from discontinued operations reflects the operating expenses related to our transportation management solutions business through the measurement date of April 17, 2001 offset by the reversal of excess restructuring reserves and the reversal of an excess allowance for doubtful accounts recorded during the period. There were no revenues recorded during this period. For the three months ended June 30, 2000, loss from discontinued operations reflects the operating expenses related to our Internet postage and transportation management businesses net of revenues of $1.6 million.

Gain on disposal of discontinued operations. In April 2001, we sold all of our patent and patent applications and certain trademarks and domain names related to our Internet postage business to Stamps.com, Inc. for cash proceeds of $7.5 million. In June 2001, we sold our maintenance contracts and trademarks related to our DigitalShipper and e-Receive products to Data Track Technologies of California, Inc. for cash proceeds of $55,000 and a promissory note of $110,000. We recorded gains totaling approximately $7.7 million related to these transactions.

These gains were partially offset by costs of discontinuing the transportation management business, including costs related to shutting down the business's operations after the April 17, 2001 measurement date, charges for fixed asset impairment and an accrual for lease termination costs.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Continuing operations

General corporate expenses. General corporate expenses decreased in the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily due to lower amortization of deferred stock compensation, which is recorded using the graded vesting method. This decrease was substantially offset by higher compensation costs resulting from the payment of retention and other bonuses and the forgiveness of loans to two officers, as well as higher professional services costs, including legal and accounting services.

Interest income, net. Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Interest income, net, was $0.4 million for the six months ended June 30, 2001, compared to $2.6 million for the six months ended June 30, 2000. The decrease in interest income, net, was due to decreased interest earned as a result of lower average cash balances resulting from our continued use of cash to fund our operations.

Discontinued operations

Loss from discontinued operations. For the six months ended June 30, 2001, loss from discontinued operations reflects the operating expenses related to our transportation management business through the measurement date of April 17, 2001, net of revenues from that business of $0.3 million. For the six months ended June 30, 2000, loss from discontinued operations reflects the operating expenses related to our Internet postage and transportation management businesses net of revenues of $3.1 million. Operating expenses for the six months ended June 30, 2001 were significantly reduced from operating expenses for the six months ended June 30, 2000 primarily due to reduced headcount resulting from our restructuring efforts in 2000. In addition, we significantly reduced our advertising and promotional activities in the first half of 2001 compared to the first half of 2000. Amortization of deferred stock compensation, which is recorded using the graded vesting method, decreased by $3.2 million in the six months ended June 30, 2001 from the six months ended June 30, 2000.

These decreases in operating expenses were partially offset by charges totaling $4.7 million related to the amortization and write off of goodwill and other intangible assets related to our transportation management solutions business. During the first quarter of 2001 we identified possible indicators of impairment of these assets and determined that these assets had a fair value of zero. In addition, we wrote off property and equipment held for disposal as a result of reduced employee headcount totaling $1.4 million.

In addition, for the six months ended June 30, 2001, loss from discontinued operations was partially offset by the reversal of excess restructuring accruals related to Internet postage refunds and to certain contract terminations. We also reversed an excess allowance for doubtful accounts. These reversals totaled $1.0 million.

Gain on disposal of discontinued operations. In April 2001, we sold all of our patent and patent applications and certain trademarks and domain names related to our Internet postage business to Stamps.com, Inc. for cash proceeds of $7.5 million. In June 2001, we sold our maintenance contracts and trademarks related to our DigitalShipper and e-Receive products to Data Track Technologies of California, Inc. for cash proceeds of $55,000 and a promissory note of $110,000. We recorded income totaling approximately $7.7 million related to these transactions.

This income was partially offset by costs of discontinuing the transportation management business, including costs related to shutting down the business's operations after the April 17, 2001 measurement date, charges for fixed asset impairment and an accrual for lease termination costs.


Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $72.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of June 30, 2001, we had cash and cash equivalents totaling $17.1 million.

Net cash used in operating activities totaled $8.6 million for the six months ended June 30, 2001 and $44.2 million for the six months ended June 30, 2000. Cash used in operating activities for the periods presented resulted primarily from net operating losses during those periods partially offset by non-cash charges.

Net cash provided by investing activities totaled $0.5 million for the six months ended June 30, 2001 and net cash used in investing activities totaled $10.0 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, cash was provided from a decrease in restricted cash offset by an advance to Learn2 and amounts expended related to our pending merger with Learn2. For the six months ended June 30, 2000, cash was used to acquire Infinity and Automated Logistics and to purchase property and equipment.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant net losses and negative cash flows from operations since our inception. At June 30, 2001, we had an accumulated deficit of $201.9 million. There can be no assurance that we will be able to close the merger. Our discontinuance of our remaining operations raises substantial doubt about our ability to continue as a going concern if we are unable to complete our merger with Learn2.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes methods of accounting for business combinations entered into after June 30, 2001. SFAS No. 142 establishes methods of accounting for goodwill and other intangible assets arising from a business combination. SFAS No. 142 also establishes methods of amortizing goodwill and other intangible assets and evaluating these assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We expect that our pending merger with Learn2.com, Inc. will result in negative goodwill, which will be allocated on a pro rata basis to reduce the fair values of the non-current assets acquired, including other identifiable intangible assets. Therefore, we do not expect that these pronouncements will have a significant effect on our results of operations or financial position or on our accounting for our pending merger with Learn2.


                                  RISK FACTORS

If the conditions to the merger with Learn2 are not met or waived, the merger may not occur.

Specified conditions must be satisfied or waived to complete the merger with Learn2. The conditions relating to stockholder approval, the absence of laws, regulations or orders preventing the merger, and the effectiveness of the registration statement must be satisfied prior to the completion of the merger and may not be waived by us or Learn2. We cannot assure you that each of these conditions will be satisfied. The other conditions relating to the accuracy of each company's representations, compliance with covenants, the absence of a material adverse effect on either company and our minimum net cash may be waived by agreement of us and Learn 2. If the conditions are not satisfied or waived, as applicable, the merger will not occur or will be delayed, and the intended benefits of the merger may not occur. In particular, if we do not satisfy the minimum net cash requirement of $13 million, as determined in accordance with the merger agreement, Learn2 is not required to close. If the merger is not completed, we will have no ongoing operations and no revenues to support us as a going concern.

We may not be able to implement successfully a new restructuring plan if the merger does not occur.

Based on the fact that we discontinued our transportation management business, we will be unable to generate revenues going forward as a standalone entity. Upon consummation of the merger, we intend to continue and grow Learn2's business as a means of generating revenue. If the merger is not completed, we may not be able to implement successfully a new restructuring plan capable of generating sufficient revenues to support us as a going concern.

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

For the year ended December 31, 2000, we incurred a net loss of $112.8 million and for the six months ended June 30, 2001, we incurred a net loss of $13.2 million. At June 30, 2001, we had an accumulated deficit of approximately $201.9 million. Learn2 has also incurred substantial losses to date. We expect to continue to incur losses for the foreseeable future. In addition, in connection with the acquisition of Learn2, we will incur significant accounting charges. These losses will be substantial, and we may not ever become profitable.

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

Costs and expenses directly related to the discontinuance of our DigitalShipper business include charges associated with the write-down of fixed assets, rent and other facilities-related expenses, costs associated with terminating contractual arrangements, employee termination costs and legal, accounting can consulting fees. At June 30, 2001, we accrued an estimate of the remaining costs and expenses related to the discontinuance of our DigitalShipper business. We expect that the proceeds derived from the sale of our assets, including our intellectual property, will exceed the costs of discontinuing our operations. While we believe that we have a reasonable basis for estimating these costs, there can be no assurance that additional costs in excess of those accrued will not be incurred.

A prior customer, Mr. Joseph Pavel, filed a purported consumer class action suit against us alleging that we breached our contract with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of our Internet postage products. Sales and Marketing Technologies, Inc. also has filed a complaint against us alleging breach of contract, fraud and unfair competition in connection with a consulting agreement with the plaintiff. The plaintiff seeks unspecified general and compensatory damages, treble damages and equitable remedies. In addition, Francotyp-Postalia, AG & Co. has filed a complaint against us alleging that we breached a letter agreement regarding marketing and promotional arrangements. Francotyp-Postalia is seeking the rescission of its original purchase in July 1998 of Series B preferred stock of E-Stamp for $3,000,000. Pendency of these litigation matters can be expected to result in expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of these litigation matters. If these parties are successful in their claims against us, we may be liable for significant damages.


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

Interest Rate Risk

As of June 30, 2001, we had cash and cash equivalents of approximately $17.1 million invested in short term investments. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us.

As of June 30, 2001, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

Equity Price Risk

As of June 30, 2001, we did not hold any equity investments.

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

Item 2.    Changes In Securities and use of Proceeds

From October 8, 1999, the effective date of the Registration Statement, to June 30, 2001, the ending date of the reporting period, the approximate amount of the net offering proceeds used were $120.0 million for general business operations including funding of operating losses generated in the six months ended June 30, 2001.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None.

(b)      Reports on Form 8-K

A report on Form 8-K was filed by the Company on May 9, 2001, related to the announcement that the Company's would merger with Learn2.com, Inc. This report contains the Company's audited financial statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000.

A report on Form 8-K was filed by the Company on May 14, 2001, related to the sale of assets to Stamps.com.

A report on Form 8-K was filed by the Company on August 3, 2001, related to the Company's financial results for the quarter ended June 30, 2001 and the delisting of the Company's securities from The Nasdaq National Market.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  August 14, 2001


                                   /s/ Edward F. Malysz
                                   ---------------------
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)