Form 10-Q
period 2001-09-30
LEARN2 CORP
filed 2001-11-14
CIK 1092917

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-27417

LEARN2 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	76-0518568 (I.R.S. Employer Identification Number)

1311 Mamaroneck Ave.
Suite 210
White Plains, New York, 10605
(Address of principal executive office and zip code)

(914) 682-4300
(Registrant's telephone number, including area code)
E-Stamp Corporation
2051 Stierlin Court
Mountain View, California 94043
(Former name and address)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/  No / /

    As of November 10, 2001, 75,576,681 shares of the Registrant's common stock were outstanding.

LEARN2 CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEARN2 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,762	$25,233
Restricted cash	1,200	3,750
Accounts receivable, net	2,350	369
Inventories	938	—
Prepaid expenses and other current assets	778	2,121

Total current assets	18,028	31,473
Fixed assets, net	2,769	5,493
Goodwill, net	—	2,860
Capitalized software, net	9,365	—
Other intangible assets, net	2,953	1,881
Other assets	144	1,200

Total assets	$33,259	$42,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,061	$3,529
Accrued liabilities	8,213	2,140
Accrued restructuring costs	308	5,933
Deferred revenue	—	328

Total current liabilities	12,582	11,930
Other liabilities	38	—

Total liabilities	12,620	11,930
Stockholders' equity
Common stock	76	38
Additional paid-in capital	229,333	224,878
Notes and accounts receivable from directors	—	(664)
Deferred stock compensation	(680)	(4,622)
Accumulated deficit	(208,090)	(188,653)

Total stockholders' equity	20,639	30,977

Total liabilities and stockholders' equity	$33,259	$42,907

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEARN2 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00
Net revenues	$351	$—	$351	$—
Cost of revenues	87	—	87	—

Gross margin	264	—	264	—
Operating expenses:
Research and product development	39	—	39	—
Sales and marketing	109	—	109	—
General and administrative	6,008	6,000	1,814	1,748
Depreciation and amortization	142	—	142	—
Non-recurring costs	2,493	—	2,493	—

Total operating expenses	8,791	6,000	4,597	1,748

Operating loss	(8,527)	(6,000)	(4,333)	(1,748)
Interest and other, net	644	3,293	201	727

Net loss from continuing operations	(7,883)	(2,707)	(4,132)	(1,021)

Discontinued operations:
Net loss from discontinued operations	(11,584)	(78,806)	—	(22,666)
Gain (loss) on disposal of discontinued operations	30	—	(2,084)	—

	(11,554)	(78,806)	(2,084)	(22,666)

Net loss available to common stockholders	$(19,437)	$(81,513)	$(6,216)	$(23,687)

Basic and diluted loss per common share:
Continuing operations	$(0.20)	$(0.08)	$(0.11)	$(0.03)

Discontinued operations	$(0.30)	$(2.13)	$(0.05)	$(0.60)

Net loss available to common stockholders	$(0.50)	$(2.21)	$(0.16)	$(0.63)

Weighted average basic and diluted shares outstanding	38,620	36,940	39,963	37,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARN2 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(in thousands)
(Unaudited)

	For The Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(19,437)	$(81,513)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,439	2,172
Gain on disposal of assets	(23)	—
Amortization of deferred stock compensation	2,064	7,961
Restructuring costs	—	1,775
Impairment of long-lived assets	7,852	—
Write-off of fixed assets	939	—
Amortization of deferred distribution costs	—	2,850
Write-off of in-process research and development	—	1,677
Stock-based compensation	44	—
Forgiveness of note receivable	664	—
Change in operating assets and liabilities	(4,062)	(475)

Net cash used in operating activities	(10,520)	(65,553)

Cash flows from investing activities:
Decrease in restricted cash	3,750	—
Net cash used in acquisitions	(4,842)	(3,128)
Proceeds from sale of assets	287	—
Closing payment	(1,000)	—
Purchase of property and equipment	(143)	(5,524)
(Increase) in deposits and other assets	—	(4,703)

Net cash used in investing activities	(1,948)	(13,355)

Cash flows from financing activities:
Repayments of notes payable	—	(15)
Proceeds from issuance of common stock, net of repurchases	(3)	432

Net cash (used in) provided by financing activities	(3)	417

Net decrease in cash and cash equivalents	(12,471)	(78,491)

Cash and cash equivalents, beginning of period	25,233	118,689

Cash and cash equivalents, end of period	$12,762	$40,198

Supplemental cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing activities:
Common stock issued and options assumed in acquisition	$38	$5,308

Deferred stock compensation	$1,878	$1,198

Common stock repurchased from employees upon termination by forgiveness of notes receivable	$—	$1,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARN2 CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Notes Receivable From Employees Directors	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2000	38,014	$38	$224,878	$(664)	$(4,622)	$(188,653)	$30,977
Amortization of deferred stock compensation	—	—	—	—	2,064	—	2,064
Reversal of deferred compensation for terminated employees			(1,878)		1,878		—
Shares repurchased	(97)		(74)	68	—	—	(6)
Compensation related to loan forgiveness				596			596
Compensation related to share repurchase	—	—	44	—	—	—	44
Stock issued in connection with acquisition	37,661	38	6,363				6,401
Net loss	—	—	—	—	—	(19,437)	(19,437)

Balance at September 30, 2001	75,578	$76	$229,333	$—	$(680)	$(208,090)	$20,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEARN2 CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

    Learn2 Corporation (formerly known as E-Stamp Corporation), a Delaware corporation (the "Company"), was incorporated on August 23, 1996. The Company originally provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection.

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

    On April 19, 2001, the Company entered into a merger agreement with Learn2.com, Inc., a publicly traded company. Learn2.com's offerings included engaging online and physical learning and training products and complementary services, commonly referred to as e-learning services, marketed to corporate, government and individual clients and customers. The Company believes that Learn2.com's mix of products and services provides it with a competitive advantage toward becoming the e-learning service provider of choice to its customers. Learn2.com operated in two operating segments; Learning Services and Broadcast Messaging Services. As a result of the merger, the Company will operate in these two segments. In connection with its proposed merger with Learn2.com the Company announced that it would discontinue its existing transportation management business prior to completion of the merger. Accordingly, the Company's condensed financial statements and notes included herein reflect its businesses as discontinued operations through September 25, 2001 in accordance with Accounting Principles Board Opinion ("APB") No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses.

    On September 25, 2001, the Company acquired all of the outstanding shares of Learn2.com Inc., and changed its name to Learn2 Corporation and assumed the on-going operations of Learn2.com.

Basis Of Presentation

    The condensed consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2001 included herein are unaudited, but include all adjustments, including adjustments for the impairment of long-lived assets of $7.9 million in the nine months ended September 30, 2001, that the management of the Company believes necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial statements are not necessarily indicative of results for the full year. The condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K/A-2 for the year ended December 31, 2000.

    The results of Learn2.com, Inc. for the period from September 25, 2001 through September 30, 2001 are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2001.

    The Company has incurred significant net losses and negative cash flows from operations since its inception. At September 30, 2001, the Company had an accumulated deficit of approximately $208.1 million.

    As a result of the Company's proposed merger and the discontinuance of its remaining operations, substantial doubt was raised by the Company's former independent public accountants about the Company's ability to continue as a going concern in the event that the merger with Learn2.com was not completed. The Company's audited financial statements for the year ended December 31, 2000 were prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The financial statements did not include any adjustments that might result from the outcome of this uncertainty. The Company has since completed its merger with Learn2.com and discontinued its existing transportation management business. Management believes that the combined company will have sufficient resources for its operating requirements and sufficient resources to realize the combined company's business plan.

Management Use Of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash

    As of September 30, 2001, the Company had $1.2 million of restricted cash. This amount represents a certificate of deposit required to be held as security on the lease for the Company's Mountain View, CA facility. In connection with the Company's lease termination agreement with the landlord, the landlord will draw upon this certificate of deposit as payment towards the total lease termination fee of $1.6 million. The remaining $400,000 is included in accounts payable in the accompanying condensed consolidated balance sheet as of September 30, 2001.

Revenue Recognition

    As a result of the merger, the Company generates revenue primarily from the sales and licensing of computer software training products and technologies, product development agreements, and broadcast messaging services. Revenue from software license agreements is recognized in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition". Software product sales under such license agreements are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of the related receivable is probable. In circumstances whereby the Company has established vendor specific objective evidence, the Company accounts for insignificant vendor obligations and post-contract support over the service period. Revenue from on-line sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. The Company defers a portion, generally 3% of the selling price of on-line products for hosting and recognizes that hosting ratably over the contractual period. The Company recognizes the two components, the software (or training course) and the service (or hosting) based on their relative fair values.

    Revenue from physical product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. A reserve is made at the time the related revenue is recognized for estimated product returns based on history, cooperative advertising, or other promotions which may occur under programs the Company has with its customers.

    Revenues from broadcast messaging transactions are recognized at the time the broadcast is sent, as the Company has no further significant obligations.

Loss Per Share

    Loss per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted loss per share. Therefore, the Company's basic and diluted loss per share are the same.

    The following table presents the calculation of basic and diluted loss per share (in thousands, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Loss from continuing operations	$(7,883)	$(2,707)	$(4,132)	$(1,021)
Loss from discontinued operations	(11,554)	(78,806)	(2,084)	(22,666)

Net income loss	$(19,437)	$(81,513)	$(6,216)	$(23,687)

Weighted average shares of common stock outstanding	38,704	39,493	39,963	39,817
Less: Weighted average shares subject to repurchase	(85)	(2,553)	—	(1,996)

Shares used in computing basic and diluted loss per Share	38,620	36,940	39,963	37,821

Continuing operations	$(0.20)	$(0.08)	$(0.11)	$(0.03)
Discontinued operations	(0.30)	(2.13)	(0.05)	(0.60)

Net loss	$(0.50)	$(2.21)	$(0.16)	$(0.63)

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" which supersedes APB Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. As described in Note 2, the Company's merger with Learn2.com resulted in negative goodwill. The negative goodwill was allocated on a pro rata basis to reduce the fair values of the non-current assets acquired. The provisions of SFAS 141 are required to be adopted July 1, 2001. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations.

    In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of

January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company is currently evaluating the effects, if any, that the adoption of SFAS 142 will have on its business.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required for adoption for fiscal years beginning after June 15, 2002. Management has reviewed the provisions of SFAS 143, and believes that upon adoption, it will not have a significant effect on the Company's consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" and certain provisions of APB Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. The Company will adopt SFAS 144 on January 1, 2002. The Company is currently evaluating the full impact that SFAS 144 will have on its consolidated financial statements.

NOTE 2—BUSINESS COMBINATION

    On September 25, 2001, the Company acquired all of the outstanding stock of Learn2.com, and changed its name to Learn2 Corporation. Under the terms of the merger agreement, the Company issued approximately 37.7 million shares of its common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of common stock of the Company, resulting in the stockholders of the Company immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com, including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.7 million including approximately $6.4 million of assumed liabilities, transaction costs totaling approximately $5.8 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder. The transaction was accounted for using the purchase method of accounting. The results of Learn2.com for the period from September 25, 2001 through September 30, 2001 are included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2001.

    The following table sets forth the calculation of the purchase price (in thousands):

Total Learn2 Corporation shares outstanding prior to the merger	37,842
Learn2 Corporation common stock per share market value at date the merger was announced	$0.17

$6,433
Ownership factor from the merger agreement	99.5%

Value of Learn2 Corporation common stock issued in connection with the merger	6,401
Pre-closing payment	1,000
Liabilities assumed	6,433
Transaction costs	5,840

Total	$19,674

    Under the purchase method of accounting, the net purchase price under this transaction has been allocated to the assets and liabilities of Learn2.com based on their estimated values at the date of the transaction. However, the estimated fair values of the net assets acquired of Learn2.com at the date of the transaction totaled $27.5 million, which exceeded the purchase price of $19.7 million resulting, in negative goodwill of approximately $7.8 million. The negative goodwill has been allocated to reduce proportionately the long-lived tangible and intangible assets on the basis of relative fair values.

    The following table sets forth the allocation (in thousands):

	Fair Value Of Assets Acquired	Negative Goodwill	Adjusted Fair Value
Net current assets	$4,593	$—	$4,593
Fixed assets	4,189	(1,437)	2,752
Capitalized software	14,049	(4,818)	9,231
Other identifiable intangible assets	4,494	(1,541)	2,953
Other non-current assets	221	(76)	145

	$27,546	$(7,872)	$19,674

    The following table sets forth the cash utilized and acquired in the acquisition (in thousands):

Cash acquired	$998
Less: acquisition costs	(5,840)

Net cash utilized in acquisition, net of cash acquired	$(4,842)

    The following unaudited pro forma information has been prepared assuming that the acquisition of Learn2.com had taken place at the beginning of the respective periods presented. The unaudited pro forma information presented in the table below represents the combined loss from discontinued operations, net loss and loss per share. The pro forma financial information is not necessarily indicative of the combined results that may occur in the future.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited) (in thousands, except per share data)
Net revenues	$13,535	$17,344	$3,644	$5,771
Net loss from continuing operations	(24,785)	(17,483)	(7,400)	(4,954)
Discontinued operations	(11,554)	(78,806)	(2,084)	(22,666)
Net loss available to common stockholders	(36,339)	(96,289)	(9,484)	(27,620)
Basic and diluted loss per common share:
Continuing operations	$(0.32)	$(0.23)	$(0.10)	$(0.07)
Discontinued operations	(0.16)	(1.06)	(0.03)	(0.30)
Net loss available to common stockholders	(0.48)	(1.29)	(0.13)	(0.37)

NOTE 3—DISCONTINUED OPERATIONS

    On April 19, 2001, the Company, in connection with its merger with Learn2.com, also announced it would discontinue its existing transportation management business prior to the completion of the merger. Historically, the Company operated under a single reportable segment consisting of two product lines, Internet postage and transportation management products and services. The Company's condensed financial statements and notes included herein reflect its businesses as discontinued

operations in accordance with APB No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of general corporate expenses.

    Summary operating results of discontinued operations are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Net revenues	$317	$4,967	$—	$1,843
Impairment of long-lived assets	(5,709)	—	—	—
Write off of in-process research and development	—	(1,677)	—	—
Reversal of restructuring Reserves	839	—	—	—
Reversal of excess allowance for doubtful accounts	132	—	—	—
Other operating expenses, net	(7,163)	(82,096)	—	(24,509)

Loss from discontinued Operations	$(11,584)	$(78,806)	$—	$(22,666)

    For the nine months ended September 30, 2001, loss from discontinued operations reflects the operating expenses related to the transportation management business through the measurement date of April 17, 2001.

    In April 2001, the Company sold all of its patent and patent applications and certain trademarks and domain names related to its Internet postage business to Stamps.com, Inc. for cash proceeds of $7.5 million. In May 2001, the Company sold its DigitalShipper and e-Receive products, maintenance and support contracts and trademarks related to these products to Data Track Technologies of California, Inc. for cash proceeds of $55,000 and a promissory note of $110,000. The Company recorded income totaling approximately $7.7 million related to these transactions. Throughout the nine months ended September 30, 2001, costs and expenses related to the disposal of the Company's operations consisted of $3.5 million related to shutdown costs, $2.1 million related to the impairment of assets, $939,000 related to the write-off of fixed assets held for disposal and $1.1 million related to other reserves and accruals, primarily an accrual for lease termination costs. The resulting gain on the disposal of discontinued operations was $30,000 for the nine months ended September 30, 2001.

    The assets and liabilities of discontinued operations, which are included in the corresponding line item on the balance sheet, are as follows (in thousands):

	September 30, 2001	December 31, 2000
Restricted cash	$960	$960
Accounts receivable—trade	—	369
Other receivables	55	430
Prepaid expenses and other current assets	—	300
Property and equipment, net	—	4,514
Goodwill and other intangible assets, net	—	4,741

	1,015	11,314
Deferred revenue	—	(328)

Net assets of discontinued operations	$1,015	$10,986

NOTE 4—IMPAIRMENT OF LONG-LIVED ASSETS

    In the first quarter of 2001, the Company's management identified indicators of possible impairment of long-lived assets, principally goodwill and other intangible assets initially recorded in connection with the Company's acquisition of Infinity Logistics and Automated Logistics. These indicators included deterioration in the business climate for technology companies, significant declines in the market values of companies operating in the technology sector and recent changes in the Company's operating results and cash flow projections for the transportation management solutions business.

    The Company's management reviewed the projected operations and cash flows for the transportation management solutions business and compared projected undiscounted cash flows to the carrying amount of goodwill and other intangible assets. Based on the result of this review, management determined that these assets were impaired and had a fair value of zero. Accordingly, an impairment write-down was recorded during the three months ended March 31, 2001, consisting of $2.7 million of goodwill and $1.6 million of other intangible assets. These amounts are included in loss from discontinued operations for the nine months ended September 30, 2001.

    In addition, as a result of a significant decrease in the Company's employee headcount during the three months ended March 31, 2001, the Company's management performed an inventory of computers, office furniture and other equipment held for disposal as of March 31, 2001. A write-down of $1.4 million was recorded during the three months ended March 31, 2001 to reduce the carrying amount of property and equipment held for disposal to its estimated fair value less cost to sell. This amount is included in loss from discontinued operations for the nine months ended September 30, 2001.

    During the three months ended June 30, 2001 and September 30, 2001, management performed further reviews of its property and equipment as a result of its decision in April 2001 to discontinue its transportation management business. Based on these reviews, additional write-downs of $2.1 million were recorded during the three months ended June 30, 2001 and $939,000 was recorded during the three months ended September 30, 2001. These amounts are included in gain on disposal of discontinued operations in the accompanying September 30, 2001 statement of operations.

NOTE 5—RESTRUCTURING COSTS

    During 2000, the Company undertook two corporate restructurings and recorded restructuring charges totaling $20.3 million. In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduce emphasis on its Internet postage business. In November 2000, the Company restructured the organization to phase out its Internet postage business. In connection with these restructurings, the Company terminated 52 employees, of which all had left the Company by April 30, 2001. The windup of the Internet postage business was substantially completed by April 30, 2001. The following table sets forth the activity in accrued restructuring costs during the nine months ended September 30, 2001 (in thousands):

	Balance December 31, 2000	Cash paid	Amounts Reversed	Balance September 30, 2001
Employee termination costs	$824	$(817)	$—	$7
Contract terminations	2,687	(2,224)	(162)	301
Operations shut-down	1,805	(1,408)	(397)	—
Reserve for sales returns	617	(337)	(280)	—

Total	$5,933	$(4,786)	$(839)	$308

    Amounts reversed are included in loss from discontinued operations in the nine months ended September 30, 2001.

    In February 2001, the Company announced a further reduction in force and the elimination of 45 employees and contractors from its workforce. In connection with this action, the Company incurred severance expense of $392,000, which the Company paid during the nine months ended September 30, 2001. This expense is included in loss from discontinued operations for the nine months ended September 30, 2001.

NOTE 6—STOCKHOLDERS' EQUITY

Stock Subject To Rescission

    Shares issued under the Company's 1996 Employee Plan, 1996 Director Plan and 1999 Stock Plan (collectively, the "Plans") prior to October 14, 1999 may not have qualified for exemption from registration or qualification under federal and state securities laws and therefore may be subject to rescission.

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

NOTE 7—RELATED PARTY TRANSACTIONS

    In June and September 2001, the board of directors of the Company approved the forgiveness of certain loans, under certain circumstances to officers and directors in the aggregate amount of $596,000, together with a tax gross-up on the forgiveness and $68,000 of other employee loans and stock repurchases.

    In connection with and consequent to the merger, the Company made payments aggregating $1,015,000 to: Edward Malysz, former Vice President and General Counsel of the Company; Stephen Gott, former Chief Executive Officer and former director of the Company; and an affiliate company of Donald Schupak, director of the Company. Of this amount approximately $840,000 is included in the accompanying condensed consolidated statement of operations as a non-recurring charge. As of September 30, 2001, approximately $275,000 has been paid and the remaining $740,000 is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

NOTE 8—CONTINGENCIES

    From time to time, the Company may be a party to litigation and claims incident to the ordinary course of the Company's business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the business, results of operations, or financial condition of our company.

Pitney Bowes Litigation

    On June 18, 2001, The Company entered into an agreement with Pitney Bowes, Inc. to settle all litigation between the companies. The litigation, which included patent infringement claims by Pitney Bowes and antitrust counterclaims by the Company, was resolved without admission of liability. Under the settlement agreement, each party released and covenanted not to sue the other in connection with past activities, The Company agreed to an injunction against the infringement of any patents asserted by Pitney Bowes in the litigation and the Company paid $2 million to Pitney Bowes. In connection with the settlement, the Company recovered insurance proceeds of approximately $1.8 million. The net expense of approximately $200,000 related to the settlement is included in gain on disposal of discontinued operations for the nine months ended September 30, 2001.

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

Francotyp-Postalia Litigation

    On April 9, 2001, the Company filed a complaint for declaratory relief against Francotyp-Postalia, AG & Co. in the U.S. District Court for the Northern District of California seeking a declaratory judgment for a dispute arising under a letter agreement regarding certain marketing and promotional arrangements and Francotyp-Postalia's purchase in July 1998 of E-Stamp's Series B preferred stock for $3 million. On April 26, 2001, Francotyp-Postalia filed a complaint against the Company in the Chancery Court of the State of Delaware, New Castle County regarding the dispute seeking rescission of the original purchase of the preferred stock. In August 2001, the parties settled the disputes and the suits were dismissed.

Sales and Marketing Technologies Litigation

    On August 3, 2001, Sales and Marketing Technologies, Inc. filed suit against the Company and certain of its officers in the Superior Court of California, San Mateo County, California. The complaint was amended on September 19, 2001. The plaintiff alleges breach of contract, breach of good faith and fair dealing, fraud, misrepresentation alleging breach of contract, fraud and unfair competition in connection with a consulting agreement between the plaintiff and the Company. The plaintiff seeks unspecified general and compensatory damages, treble damages and equitable remedies. The Company is investigating the claims against it and intends to vigorously defend this action.

NOTE 9—SUBSEQUENT EVENTS

    On October 19, 2001, the Company announced that it has been re-listed on the NASDAQ National Market. The Company became eligible for re-listing pursuant to NASDAQ's recently announced moratorium on minimum bid purchase requirement rules that were the cause of the Company's de-listing earlier effective as of August 2, 2001, under the moratorium, the requirement will be suspended until January 2, 2002. The Company had appealed such de-listing and the appeal was pending at the time the NASDAQ moratorium was announced.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues, expenses and customer demand, the deployment of our products and services, and reliance on third parties. Our actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under the heading "Risk Factors" in this Form 10-Q and the risks discussed in our other Securities Exchange Commission filings. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

Overview

    We originally provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In May 2000, we acquired two companies, Infinity Logistics and Automated Logistics. These companies offered transportation management and warehouse management products and services that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

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

    On September 25, 2001, we acquired all of the outstanding stock of Learn2.com, a publicly traded company, changed our name to Learn2 Corporation and assumed the on-going operations of Learn2.com. Under the terms of the merger agreement, we issued approximately 37.7 million shares of our common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of our common stock resulting in our stockholders immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.7 million including approximately $6.4 million of assumed liabilities, transaction costs totaling approximately $5.8 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder. The transaction was accounted for using the purchase method of accounting. The results of Learn2.com for the period from September 25, 2001 through September 30, 2001 are included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2001.

    On April 19, 2001 in connection with our merger with Learn2.com, we discontinued our remaining transportation management business. Therefore, our condensed consolidated financial statements and notes included herein reflect our businesses as discontinued operations in accordance with APB No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses. As a result of the merger, we adopted the on-going business of Learn2.com.

    After September 25, 2001, our offerings include engaging online and physical learning and training products and complementary services, commonly referred to as e-learning services. We market these services to corporate, government and individual clients and customers. We believe that the mix of products and services provides us with a competitive advantage toward becoming the e-learning service provider of choice to our customers.

    Our products provide an engaging learning experience to corporate and individual customers through interactive multimedia and animated tutorials and courseware. Our corporate and government customers have access to these high quality tutorials and additional features such as reporting and administration through www.Learn2University.com. Additionally, through www.Learn2.com, visitors can access our content that includes tips and step-by-step instructions on a broad spectrum of skills, activities and tasks, as well as the multimedia tutorials. Our e-learning products are also available on CD-ROM and video and can be purchased from our Website and major retailers nationwide.

    Through our subsidiary, eTracks, Learn2.com provides permission e-mail marketing and tracking services to customers that have "opt-in" e-mail customer lists. eTracks' services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. eTrakcs has also developed a proprietary member database of over 500,000 Internet users who have "opted-in" to receive promotional e-mails. eTrack's clients can supplement their internally developed customer lists with this member database.

    As set forth in Note 2 to our condensed consolidated financial statements, our reported results of operations for all periods prior to September 25, 2001 do not reflect the results of Learn2.com. Consequently, the results prior to these dates and our condensed consolidated balance sheet at June 30, 2001 are not reflective of its operations and financial position as presently constituted.

SOURCES OF REVENUE AND REVENUE RECOGNITION POLICY

    As a result of the merger, we generate revenue primarily from the sales and licensing of multimedia software training products and technologies, product development agreements, and broadcast messaging services.

    Revenue from software license agreements is recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition." Software product sales under such license agreements are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of the related receivable is probable. In circumstances whereby we have has established vendor specific objective evidence, we account for insignificant vendor obligations and post-contract support over the service period.

    Revenue from on-line sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. We defer a portion, generally 3% of the selling price of on-line products for hosting and recognizes that hosting ratably over the contractual period. We recognize the two components, the software, (or training course) and the service (or hosting) based on their relative fair values.

    Revenue from physical product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. A reserve is made at the time the related revenue is recognized for estimated product returns based on history, cooperative advertising, or other promotions which may occur under programs we have with our customers.

    Revenues from broadcast messaging transactions are recognized at the time the broadcast is sent, as we have no further significant obligations.

Results Of Operations

    For The Three Months and Nine Months Ended September 30, 2001 and 2000

Continuing Operations

    Revenues and gross profits for the three and nine months ended September 30, 2001 represent the operations of Learn2.com from September 25, 2001 through September 30, 2001. The operating expenses for the three and nine months ended September 30, 2001 represent the operations of Learn2.com from September 25, 2001 through September 30, 2001 and the on-going general and administrative expenses of our Company. As a result of the merger, we operate in two segments; Learning Services and Broadcast Messaging Services.

Learning Services

    Learning Services revenues consist primarily of learning products and services sold or distributed through the Internet and of physical products sold through traditional retail channels. Cost of revenues consist of the expenses associated with the production and shipment of our physical products. In addition, it includes related costs to develop custom courses for specific customers. Net revenues for the three and nine months ended September 30, 2001 were approximately $282,000.

Broadcast Messaging Services

    Broadcast Messaging Services consists primarily of permission e-mail marketing and tracking services. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to operate our marketing and tracking services. Net revenues for the three and nine months ended September 30, 2001 were approximately $69,000.

Operating Expenses

Research And Product Development Expenses

    Research and product development expenses were approximately $39,000 for the three and nine months ended September 30, 2001. Research and product development expenses relate to the development and enhancement of our technologies, content, Website and product design.

Sales And Marketing

    Sales and marketing expenses were approximately $109,000 for the three and nine months ended September 30, 2001. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and costs of marketing materials.

General And Administrative Expenses

    General and administrative expenses were approximately $1.8 million for the three months ended September 30, 2001 and 2000. General and administrative expenses were approximately $6.0 million for both the nine months ended September 30, 2001 and 2000. General corporate expenses consist of general and administrative overhead expenses, including expenses associated with the general responsibilities of a public company, and exclude those costs associated with our transportation management and Internet postage businesses. These expenses include salaries and related costs for certain administrative functions, professional services, including legal and accounting services, insurance and an allocation of facilities costs.

Non-Recurring Costs

    During the third quarter of 2001, non-recurring charges primarily related and consequential to the merger totaling approximately $2.5 million were incurred. These costs consisted of $1.3 million for severance and other related payroll charges, $843,000 for Directors & Officers insurance, and $340,000 for other costs.

Interest income, net

    Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Interest income, net, was income of $201,000 for the three months ended September 30, 2001 compared to income of $727,000 for the three months ended September 30, 2000. Interest income, net, was income of $644,000 for the nine months ended September 30, 2001 compared to income of $3.3 million for the nine months ended September 30, 2000. The decrease in interest income, net, was due to decreased interest earned as a result of lower average cash balances resulting from our continued use of cash to fund our operations.

Discontinued Operations

Net Loss From Discontinued Operations

    For the three months ended September 30, 2000, loss from discontinued operations reflects the operating expenses related to our Internet postage business and transportation management businesses net of revenues of $1.8 million.

    For the nine months ended September 30, 2001, loss from discontinued operations reflects the operating expenses related to our transportation management business through the measurement date of April 17, 2001, net of revenues from that business of approximately $300,000. For the nine months ended September 30, 2000, loss from discontinued operations reflects the operating expenses related to our Internet postage and transportation management businesses net of revenues of approximately $5.0 million. Operating expenses for the nine months ended September 30, 2001 were significantly reduced from operating expenses for the nine months ended September 30, 2000 primarily due to reduced headcount resulting from our restructuring efforts in 2000. In addition, we significantly reduced our advertising and promotional activities in the first half of 2001 compared to the first half of 2000. Amortization of deferred stock compensation, which is recorded using the graded vesting method, decreased by $5.9 million in the nine months ended September 30, 2001 from the nine months ended September 30, 2000.

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

    In addition, for the nine months ended September 30, 2001, loss from discontinued operations was partially offset by the reversal of excess restructuring accruals related to Internet postage refunds and to certain contract terminations. We also reversed an excess allowance for doubtful accounts. These reversals totaled approximately $1.0 million.

Gain (Loss) On Disposal Of Discontinued Operations

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

    This income was partially offset by costs of discontinuing the transportation management business, including costs related to shutting down the business's operations after the April 17, 2001 measurement date, charges for fixed asset impairment and an accrual for lease termination costs. For the nine months ended September 30, 2001, the gain on disposal of discontinued operations was approximately $30,000.

Liquidity and Capital Resources

    Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $72.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of September 30, 2001, we had cash and cash equivalents totaling $12.8 million. Net cash used in operating activities totaled $10.5 million for the nine months ended September 30, 2001 and $65.6 million for the nine months ended September 30, 2000. Cash used in operating activities for the periods presented resulted primarily from net operating losses during those periods partially offset by non-cash charges.

    Net cash used in investing activities totaled $1.9 million for the nine months ended September 30, 2001 and $13.4 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cash was provided from a decrease in restricted cash offset by acquisition costs, net of cash required related the merger with Learn2.com. For the nine months ended September 30,

2000, cash was used to acquire Infinity and Automated Logistics and to purchase property and equipment.

    As of September 30, 2001, the Company had $1.2 million of restricted cash. This amount represents a certificate of deposit required to be held as security on the lease for the Company's Mountain View, CA facility. In connection with the Company's lease termination agreement with the landlord, the landlord will draw upon this certificate of deposit as payment towards the total lease termination fee of $1.6 million. The remaining $400,000 is included in accounts payable in the accompanying condensed consolidated balance sheet as of September 30, 2001.

    We have incurred significant net losses and negative cash flows from operations since its inception. At September 30, 2001, we had an accumulated deficit of approximately $208.1 million.

    As a result of our proposed merger and the discontinuance of its remaining operations, substantial doubt was raised by our former independent public accountants about our ability to continue as a going concern in the event that the merger with Learn2.com was not completed. Our audited financial statements for the year ended December 31, 2000 were prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The financial statements did not include any adjustments that might result from the outcome of this uncertainty. We have since completed the merger with Learn2.com and discontinued our transportation management business. Management believes that the combined company will have sufficient resources for its operating requirements and sufficient resources to realize our business plan at least for the next twelve months.

    However, our ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to expenses, or if expenses continue to exceed revenues, then our results of operations and financial condition would be affected adversely and we may need to raise additional funds. If we need to raise additional funds we cannot be certain that we will be successful nor can we predict the terms under which such funds would be available. If additional funds are not available we may not be able to meet our on-going expenses unless we change our business plan, sell non-strategic assets, curtail expenditures, and/or employ other strategies as are required in these circumstances.

Pro Forma Information (Unaudited)

    As a result of the merger, the results of Learn2.com are only included from the period September 25, 2001 to September 30, 2001. The following table sets forth the pro forma consolidated results of Learn2.com had it been a stand a lone entity for the three and nine months ended September 30, 2001 compared to historical results for the three and nine months ended September 30, 2000 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Revenue	$13,535	$17,344	$3,644	$5,771
Gross margin	10,315	12,209	2,726	4,330
Net loss available to common stockholders	(17,551)	(14,776)	(3,917)	(3,933)

RISK FACTORS

    An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this quarterly report, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

We Have A History Of Losses And An Accumulated Deficit; We May Continue To Experience Losses.

    For the year ended December 31, 2000, we incurred a net loss of $112.8 million and for the nine months ended September 30, 2001, we incurred a net loss of $19.4 million. At September 30, 2001, we had an accumulated deficit of approximately $208.1 million. we expect to continue to incur losses for the foreseeable future. These losses will be substantial, and we may not ever become profitable.

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

We May Experience Significant Fluctuations In Revenues And Operating Results, Which Could Cause Our Share Price To Be Volatile.

    Due to the emerging nature of the e-learning market and a sluggish economy, we may be unable to forecast our revenues and profitability accurately. Because many of our costs are fixed and based on anticipated revenue levels, variations in, and the timing of, revenue recognition could cause significant variations in operating results from quarter to quarter. If our future operating results are below the expectations of investors, the trading price of our company's common stock is likely to fall.

If We Are Unable To Develop Awareness Of The Learn2 Brand, Our Customer Base May Not Grow As Expected.

    Developing the Learn2 brand within our target markets is critical to achieving widespread acceptance of our tutorials and a broad customer base. We may not succeed in developing the Learn2 brand if more successful competitors emerge, we are unable or fail to devote sufficient resources to marketing efforts, or course performance problems cause customer dissatisfaction. Our inability to develop the Learn2 brand would hinder growth.

We Operate In A Rapidly Changing, Competitive Market And We May Not Have Adequate Resources To Compete Successfully.

    The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving industry standards. To succeed, we must continue to expand tutorial offerings and upgrade technologies. We may not be able to do so successfully. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or we have any significant delays in tutorial development or introduction, our competitors may be able to attract and maintain a greater customer base.

    The e-learning market is characterized by significant price competition. We may face increasing price pressures from competitors, as customers demand more value for their budgets. This could result in reduced operating margins, as well as loss of market share and brand recognition. Although the e-learning market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. Our competitors vary in size and in the scope and breadth of the tutorials and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. The lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

Our Business Will Suffer If E-Learning Is Not Widely Accepted.

    The market for e-learning products and services is new and evolving. We expect that we will engage in intensive marketing and sales efforts to enable prospective customers to learn about the benefits of our products and services. There are a number of factors that could impact the acceptance of our products and services, which are new and largely untested compared to more established training and educational methods, including:

  •
  companies that have historically relied on, or invested in, traditional training and educational
  •
  methods may be reluctant or slow to adopt Web-based e-learning products and services;
  •
  many of our potential customers have allocated only a limited portion of their budgets to
  •
  e-learning; and
  •
  end users may not use e-learning products effectively.

    If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and the value of our common stock will likely decline.

The Successful Operation Of Our Business Depends Upon A Continual Supply Of Content Other Than Related To Our Current Library.

    Our business success is dependent upon our ability to develop internally or obtain content from third party content providers because this content broadens the variety of content subjects we offer. Our inability to develop our own content or obtain it from third parties could result in delays in product introductions or shipments. We will depend on the quality and reliability of the content licensed and timely delivery of this content by our sources. Although we will have agreements specifying the terms of the licenses, these agreements may not be enforceable. We believe that we can arrange alternate sources for some or all of our content, but our inability to provide content to our customers and prospects on a timely basis could adversely affect the performance of our business. The subject matter of our third party content can be important to prospective customers that evaluate e-learning companies based on a variety of content subjects.

We Must Deliver Tutorials That Meet The Needs Of Our Customers Or Our Business Will Suffer.

    To be competitive, we must develop and introduce on a timely basis new tutorial offerings that meet the needs of companies seeking to use our e-learning products. Furthermore, the viability of our e-learning products depends in large part on our ability to update our tutorials and develop new content as the underlying subject matter changes.

We Plan To Expand The Scope Of Our Tutorials And May Depend On Our Ability To Attract Experts Or Specialists. If We Are Unable To Attract The Necessary Expertise, We Will Not Be Able To Enter New Fields.

    Our strategy involves broadening the fields presently covered by our tutorials. In particular, to date we have focused primarily on tutorials in the information technology area and we are planning to develop and introduce new tutorial offerings in other fields. These new tutorial offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our tutorials into these areas may require us to locate and evaluate third-party experts or specialists who would develop or assist us in developing the tutorial content. If we are unable to locate and evaluate these experts, we may fail to develop the tutorials our customers demand or be unable to pursue new market opportunities. If we do not extend our tutorial offerings into new fields, our revenue growth could be constrained.

The Variability And Length Of Our Sales Cycle For Our E-Learning Products May Make Our Operating Results Unpredictable And Volatile.

    The period between our initial contact with a potential customer and the first purchase of our product by that customer typically ranges from three to nine months and in some cases may be as long as two years. Because we will rely on large sales for a substantial portion of our revenues, these long sales cycles can have a particularly significant effect on our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include:

  •
  The time required for potential customers to learn about the benefits of our e-learning products and services.
  •
  The time it takes our potential customers to assess the value of e-learning solutions compared to more traditional products and services.
  •
  The time it takes our potential customers to evaluate competitive e-learning products and services.
  •
  Our potential customers' internal budget and approval processes.
  •
  The extended periods most large corporations and government entities require to make purchasing decisions.

    As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales and thus to predict quarterly financial performance.

We Depend On Major Retailers And Retail Distributors To Market Our Products.

    The retail market is subject to the unpredictability of consumer demand. We may not plan effectively for this market, which could result in adverse operating results in future periods. Our retail customers also carry our competitors' products. We pay retailers competitive rates to provide shelf space for our products. If we are unable to pay competitive rates, retailers may not continue to provide shelf space for our products, which could result in adverse operating results. Retail distributors may have limited capital to invest in inventory. Their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by our competitors and other factors that we do not control nor can we predict. Our agreements with retailers are generally nonexclusive and may be terminated by them or by us without cause.

    Some retailers and distributors have experienced financial difficulties in the past. Distributors that we currently use may experience financial difficulties in the future. If these distributors do experience financial difficulties and we are unable to move their inventories to other distributors, we may experience reduced sales or increased write-offs, which would adversely affect our operating results.

Our Products Are Designed For Microsoft Technologies.

    Our products are designed primarily for Microsoft technologies. We believe that Microsoft technologies are and will continue to be, widely utilized by our customers. However, if these customers do not actually adopt and continue to utilize these technologies as anticipated or in the future migrate to other computing technologies that we do not support, we may have to spend significant capital and other resources including personnel to adapt our products to these alternative technologies. Our streaming technology does not function in a Linux environment.

The Development Of Our Authoring, Compression, Animation And Streaming Technologies Is Complex.

    The development of our authoring, compression, animation and streaming technologies is complex. This can result in lengthy development cycles, extended testing periods and undetected errors or bugs in the software programs. As a result, the period between our initial development and testing to the release of our products typically ranges from two to three months. These factors can result in loss of market acceptance, loss of reputation and loss of market share if products of competitors either are available on the market first, or are viewed as more reliable than our products. To date, we have not experienced undetected errors that have adversely and materially affected operations.

Our Future Growth Depends On Our Ability To Retain Key Personnel And Successful Hiring And Retention, Particularly With Respect To Sales, Marketing And Development Personnel, And We May Be Unable To Hire And Retain The Skilled Personnel We Need To Succeed.

    We are substantially dependent on Robert H. Ewald, Chairman of the Board of Directors of our company. We may not be able to retain our key executives and engineers. We expect to continue to hire additional sales professionals. We may not be successful in attracting retaining or motivating key personnel. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business may be affected adversely.

We Face A Risk Of System Failure.

    Our operations depend to a significant extent on our ability to maintain our computer and telecommunications systems. We must also protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain the capacity of our computer operations center and telecommunications systems and/or lead to degradations in performance or system failure. Any damage to or loss of our computer and telecommunications networks including our operations center could affect adversely the performance of our business. We do not have a redundant off-site back-up location site for our web servers. To date, we have not experienced system failures that have adversely and materially affected operations.

Unauthorized Break-Ins To Our Service Could Harm Our Business.

    Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer transactions. In addition, unauthorized persons may improperly access our data, which could harm us. Actions like these may be very expensive to remedy and could damage our reputation and discourage new and existing users from purchasing our products and services. To date, we have not experienced an unauthorized break-in or similar disruption that has adversely and materially affected operations.

We May Not Be Able To Implement Our Growth Strategy.

    Successfully achieving our growth plan depends on our ability to:

  •
  Continue to develop and market our products and services.
  •
  Maintain and increase our customer base.
  •
  Effectively integrate businesses and technologies.
  •
  Continue to identify, attract, retain and motivate qualified personnel.

    If we do not successfully implement our growth strategy, our results of operations will be adversely affected.

We May Be Subject To Intellectual Property Infringement Claims, Which Are Costly To Defend And Could Limit Our Ability To Use Certain Technologies In The Future.

    Many parties are developing and improving technologies which compete with our proprietary technologies and patents. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, disputes regarding the ownership of these technologies could arise in the future. To date, claims against us alleging infringement of certain proprietary rights have not been material. Third parties may assert further claims against us alleging infringement of patents, copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. In the event that we determine that licensing patents or other proprietary rights is appropriate, we may not be able to license proprietary rights on reasonable terms or at all. As the number of products in our target markets increase and the functionality of these products further overlap, we have become subject to further infringement claims. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of those claims. In the event that there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

Our Intellectual Property Rights Are Costly And Difficult To Protect.

    We have patents that cover our StreamMaker and LearningAgent technologies and have a patent pending for our AP tracking technologies. We cannot assure you that patents issued or acquired by our company now or in the future will be valid and enforceable, or provide us with any meaningful protection. We also have rights in the trademarks that we use to market our e-learning services and products. These trademarks include, among others, Learn-2, StreamMaker(TM), and Learnlets. Our intellectual property allows us to develop engaging, multimedia, technology-based tutorials and courses. Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property, which we protect through a combination of patent, trade secret, copyright, trademark, nondisclosure agreements and other contractual provisions and technical measures. None of these protections may be adequate to prevent our competitors from copying or reverse engineering our products, concepts, trade names and trade dress. Furthermore, none of these protections prohibit our competitors from independently developing technologies that are substantially equivalent or superior to our technologies. We license certain products under licenses that are not signed by our licensees. The licensee agrees to the license by either (i) opening a package on which the license is written or (ii) on a computer, "clicking" the "I accept" or "I agree" tab underneath the license. These types of licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of certain countries in which our products are or may be licensed do not protect us to the same extent as the laws of the United States.

We May Be Unable To Protect Our Intellectual Property Rights And We May Be Liable For Infringing The Intellectual Property Rights Of Others.

    Third parties may infringe or misappropriate our patents, trademarks or other proprietary rights, which could have a material adverse effect on our business, results of operations or financial condition. While we enter into confidentiality agreements with many of our employees, consultants and strategic partners and generally control access to and distribution of our proprietary information, the steps we have taken to protect our proprietary rights may not prevent misappropriation. We also attempt to register our trademarks and service marks. However, we may not receive approval on all of our trademark registrations or patent applications. Even if they are approved, such trademarks or patents may be challenged by others or invalidated. In addition, we do not know whether we will be able to defend our proprietary rights because the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

Changes In Laws Relating To Data Collection And Use Practices And The Privacy Of Internet Users And Other Individuals Could Harm Our Business.

    Websites usually place certain information called "cookies" on a user's hard drive usually without the user's knowledge or consent. Websites use cookies for a variety of reasons. We employ the use of cookies on our Websites. Certain Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drive. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The effectiveness of our technology and products could be limited by any reduction or limitation in the use of cookies. Specifically, some of our products use information provided by cookies to, among other things, (i) help track the progress of users through a tutorial, (ii) remember a user's login/password and (iii) track other session information. The reduction or limitation in the use of cookies may result in the loss of this session information, which could require the user to either re-enter the information and/or increase the response time of a tutorial. This could result in delays and a decrease in the effectiveness of our products. In this regard, there are a large number of legislative proposals before the United States Congress, foreign governments and other international regulatory agencies regarding privacy issues and the regulation and use of cookies. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could adversely affect our business. This could be caused by, among other possible provisions, the requirement that permission be obtained before we use cookies.

We May Be Exposed To Product Liability Claims.

    Our license agreements with customers typically contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the license agreements may not be effective under the laws of certain state and foreign jurisdictions.

We Face Legal Uncertainties Relating To The Internet In General And To Our Industry In Particular And May Become Subject To Costly Government Regulation.

    The applicability to the Internet of existing laws is uncertain and developing with regard to many issues, including sales tax, intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, export of encryption technology and personal privacy. There are an increasing number of laws and regulations pertaining to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. In addition, it is possible that more laws and regulations may be adopted with respect to the Internet, such as laws or regulations relating to user privacy, taxation, e-mail, pricing, Internet access, content, copyrights, distribution and characteristics and quality of products and services. Various state statutes govern private post-secondary educational institutions. We are uncertain whether states will attempt to apply these statutes to regulate the offering of tutorials over the Internet. Changes in existing laws and the adoption of additional laws or regulations may decrease the popularity or limit expansion of the Internet. A decline in the growth of the Internet could decrease demand for our tutorials and services and increase our cost of doing business.

Our Business Could Be Harmed By Consumers' Concerns About The Security Of Transactions Over The Internet.

    We believe that concerns regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevent many potential customers from engaging in online transactions. Our success may depend on our ability to add sufficient security features to our e-commerce engine and to instill confidence in those features in our customers. If we fail to do so, we may not realize our business plan.

We Will Continue To Expand Into International Markets In Which We Have Limited Experience.

    A part of our strategy is to develop international markets. We have entered into distribution or reseller arrangements in Africa, Brazil, Ireland, South Korea and the United Kingdom. We may not be able to market our products and services in foreign markets successfully. We have limited experience in developing localized versions of our products and marketing our products and services internationally. We rely on the efforts and abilities of our international business partners in those activities.

    In addition to uncertainty about our ability to continue to generate revenues and expand our international presence, we face certain risks inherent in doing business internationally, including:

  •
  Local economic and market conditions.
  •
  Difficulties in enforcing intellectual property and contractual rights.
  •
  The need for compliance with a variety of international and United States export regulations.
  •
  Unexpected changes in regulatory requirements.
  •
  Trade barriers.

  •
  Difficulties in staffing and managing international operations because of distance, language and cultural differences.
  •
  Longer payment cycles.
  •
  Currency exchange rate fluctuations.
  •
  Problems in collecting accounts receivable.
  •
  Political and economic instability.
  •
  Seasonal fluctuations in business activity.
  •
  Potentially adverse tax consequences.

    We may incur additional liabilities and expenses in connection with the phase out of our business. We have discontinued our business of providing transportation management software products. We may incur additional liabilities and expenses in connection with the discontinuation of our transportation management business, including liabilities and expenses arising from the termination of existing contracts and other commitments, that could have a material adverse effect upon our financial condition and results of operations. Costs and expenses directly related to the discontinuance of our DigitalShipper business include charges associated with the write-down of fixed assets, rent and other facilities-related expenses, costs associated with terminating contractual arrangements, employee termination costs and legal, accounting and consulting fees. At September 30, 2001, we accrued an estimate of the remaining costs and expenses related to the discontinuance of our DigitalShipper business. While we believe that we have a reasonable basis for estimating these costs, there can be no assurance that additional costs in excess of those accrued will not be incurred. A prior customer, Mr. Joseph Pavel, filed a purported consumer class action suit against us alleging that we breached our contract with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of our Internet postage products. Sales and Marketing Technologies, Inc. also has filed a complaint against us alleging breach of contract, fraud and unfair competition in connection with a consulting agreement with the plaintiff. The plaintiff seeks unspecified general and compensatory damages, treble damages and equitable remedies. If these parties are successful in their claims against us, we may be liable for significant damages.

    One or more of these factors could have a material adverse effect on our future international presence and, consequently, on our business, operating results and financial condition.

ITEM 3—Qualitative and Quantitative Disclosure about Market Risk

Disclosures About Market Risk

    The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially as a result of a number of factors, including those set forth under the caption "Risk Factors set forth in Item 2 of this quarterly period."

Interest Rate Risk

    As of September 30, 2001, we had cash and cash equivalents of approximately $12.8 million invested in short term investments. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us. As of September 30, 2001, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

Equity Price Risk

    As of September 30, 2001, we did not hold any equity investments.

Foreign Currency Exchange Rate Risk

    We do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time, we may be a party to litigation and claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the business, results of operations, or financial condition of our company.

Consumer Class Action Suit

    On March 16, 2001, a prior customer of our Company, Mr. Joseph Pavel, filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contracts with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County on or about May 24, 2001. We filed our answer to the complaint on June 18, 2001. We are currently investigating the claims against us and intend to vigorously defend this action. Pendency of these legal proceedings can be expected to result in expenses to us and the diversion of management time and other resources.

Francotyp-Postalia Litigation

    On April 9, 2001, we filed a complaint for declaratory relief against Francotyp-Postalia, AG & Co. in the U.S. District Court for the Northern District of California seeking a declaratory judgment for a dispute arising under a letter agreement regarding certain marketing and promotional arrangements and Francotyp-Postalia's purchase in July 1998 of our Series B preferred stock for $3 million. On April 26, 2001, Francotyp-Postalia filed a complaint against us in the Chancery Court of the State of Delaware, New Castle County regarding the dispute seeking rescission of the original purchase if the preferred stock. In August 2001, the parties settled the disputes and the suits were dismissed.

Sales and Marketing Technologies Litigation

    On August 3, 2001, Sales and Marketing Technologies, Inc. filed suit against our Company and certain of its officers in the Superior Court of California, San Mateo County, California, the complaint was amended on September 19, 2001. The plaintiff alleges breach of contract, breach of good faith and fair dealing, fraud, misrepresentation alleging breach of contract, fraud and unfair competition in connection with a consulting agreement between the plaintiff and us. The plaintiff seeks unspecified general and compensatory damages, treble damages and equitable remedies. We are investigating the claims against us and intend to vigorously defend this action.

Item 2. Changes In Securities And Use Of Proceeds

    From October 8, 1999, the effective date of the Registration Statement, to September 30, 2001, the ending date of the reporting period, the approximate amount of the net offering proceeds used were $125.3 million for general business operations including funding of operating losses generated in the nine months ended September 30, 20001.

    On September 25, 2001, the Company acquired all of the outstanding stock of Learn2.com. Under the terms of the merger agreement, the Company issued approximately 37.7 million shares of its common stock.

Item 4. Submission Of Matters To A Vote Of Security Holders.

    The annual meeting of stockholders was held on September 13, 2001 and the following matters were voted upon:

    To approve the election of Marcelo A. Gumucio to serve as a member of the Learn2 Corporation board of directors.

Common Stock:
For: 29,405,874	Withheld: 946,777
To approve the election of Adam Wagner to serve as a member of the Learn2 Corporation board of directors.
Common Stock:
For: 29,489,660	Withheld: 862,991

To approve an amendment to the Learn2 certificate of incorporation authorizing the Learn2 Corporation board of directors to effect a reverse stock split of not less than 1-for-5 and not more than 1-for-20.
Common Stock:
For: 28,398,754	Withheld: 1,484,726	Abstain: 474,171
To ratify the selection of Ernst & Young L.L.P. as Learn2's independent auditor in the event that Learn2 Corporation's merger with Learn2.com, Inc. was not completed.
Common Stock:
For: 29,298,396	Against: 453,892	Abstain: 605,363
To ratify the selection of Arthur Andersen L.L.P. as Learn2's independent auditor in the event that Learn2 Corporation's merger with Learn2.com, Inc. was completed.
Common Stock:
For: 29,272,357	Against: 501,177	Abstain: 583,117
A special meeting of stockholders was held on September 13, 2001 and the following matters were voted upon:

Proposal to approve the Agreement and Plan of Merger, dated April 19, 2001, by and among Learn2 Corporation and Learn2.com, Inc., pursuant to which Learn2.com, Inc. merged with and into Learn2 Corporation and Learn2 Corporation was the surviving company.
Common Stock:
For: 19,525,152	Against: 802,229	Abstain: 45,964
Proposal to increase the number of shares of common stock reserved for issuance under Learn2 Corporation's 1999 Stock Option Plan by 7,000,000 shares.
Common Stock:
For: 18,035,695	Against: 2,196,761	Abstain: 137,504

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

10.1	Form of Retention Agreement between Learn2 Corporation and Robert H. Ewald.
10.2	Employment Agreement, dated February 16, 1999, between Learn2.com, Inc. and Marc E. Landy.
10.3	Amendment to Employment Agreement, dated February 16, 2001, between Learn2.com, Inc. and Marc E. Landy.
10.4	Agreement dated as of May 31, 2001, between Learn2 Inc. and Kevin Riley.
(b)
Reports on Form 8-K

    A Current Report on Form 8-K was filed with the Securities and Exchange Commission by Learn2 Corporation on August 3, 2001 to report under Item 5 the delisting of Learn2's common stock from the Nasdaq National Market. Effective October 19, 2001, the Company's common stock was relisted on the Nasdaq National Market under the ticker symbol "LTWC".

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001

LEARN2 CORPORATION
By:	/s/ MARC E. LANDY Marc E. Landy Executive Vice President,Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3—Qualitative and Quantitative Disclosure about Market Risk
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes In Securities And Use Of Proceeds
Item 4. Submission Of Matters To A Vote Of Security Holders.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE