Form 10-K
period 2001-12-31
LEARN2 CORP
filed 2002-04-01
CIK 1092917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE
           EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER: 0-27417

                            ------------------------

                               LEARN2 CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    76-0518568
        (State of incorporation)                  (I.R.S. Employer Identification
                                                               No.)

          111 HIGH RIDGE ROAD                                  06905
         STAMFORD, CONNECTICUT                              (Zip Code)
(Address of principal executive offices)

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 975-9602

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 20, 2002, there were approximately 75,576,764 shares of the registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price of the common stock on The Nasdaq National Market) on March 20, 2002 was approximately $10,406,308 or $0.14 per share (calculated by excluding shares actually owned by our current directors and officers).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LEARN2 CORPORATION
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I
ITEM 1.   Business....................................................       3
ITEM 2.   Properties..................................................      19
ITEM 3.   Legal Proceedings...........................................      20
ITEM 4.   Submission of Matters to a Vote of Security Holders.........      20

                                     PART II
ITEM 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters........................................      21
ITEM 6.   Selected Consolidated Financial Data........................      22
ITEM 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      23
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
           Risk.......................................................      31
ITEM 8.   Financial Statements and Supplementary Data.................      31
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................      32

                                    PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........      33
ITEM 11.  Executive Compensation......................................      35
ITEM 12.  Security Ownership of Certain Beneficial Owners and
           Management.................................................      38
ITEM 13.  Certain Relationships and Related Transactions..............      39

                                     PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K...................................................      40

                                     PART I

ITEM 1. BUSINESS

HISTORY

    On September 25, 2001, we acquired all of the outstanding stock of Learn2.com, Inc., a publicly traded company, changed the name of our company from E-Stamp Corporation to Learn2 Corporation and assumed the on-going business of Learn2.com. Learn2.com's offerings included engaging online and physical learning and training products and complementary services, commonly referred to as e-learning services, marketed to corporate, government and individual clients and customers and provided e-mail marketing services. Under the terms of the merger agreement, we issued approximately 37.8 million shares of our common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive
0.4747 shares of our common stock resulting in our stockholders immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.2 million including approximately $6.6 million of assumed liabilities, transaction costs totaling approximately $5.2 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder. The transaction was accounted for using the purchase method of accounting. The results of Learn2.com for the period from September 25, 2001 through December 31, 2001 are included in the consolidated statement of operations for the year ended December 31, 2001.

    E-Stamp Corporation, founded in 1994, originally provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In May 2000, we acquired two companies, Infinity Logistics and Automated Logistics for a total purchase price of $9.0 million. These companies offered transportation management and warehouse management products and services that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

    During 2000, we undertook two corporate restructurings. In July 2000, we restructured the organization to accelerate the development, marketing and sales of our transportation management products and services in addition to our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings.

    On April 19, 2001, in connection with our then planned merger with Learn2.com, we discontinued our remaining transportation management business.

    On November 8, 2001, in connection with the merger, we undertook a corporate restructuring to outsource the packaging and shipping of our retail products to an outside fulfillment house and eliminate redundant functions. We incurred charges of approximately $89,000 related to these restructurings.

    On March 4, 2002, we announced that we will phase out our remaining production and distribution operations in Pryor, Oklahoma and consolidate our e-learning business in Golden, Colorado, which is the current home of our courseware and authoring tool development activities. We eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. Severance and related expenses attributable to the elimination of these positions will be approximately $300,000 and will be recorded in the quarter ending March 31, 2002. When fully implemented, we expect that these steps will result in a reduction of operating expenses of approximately $5.5 million on an annualized basis. As a result of this decision, we reduced the value of our intangible assets through an impairment charge as of December 31, 2001 by approximately $330,000.

    From September 25, 2001 until February 28, 2002, we operated in two segments: "e-learning" and "permission email marketing". As part of our restructuring announced on March 4, 2002, effective March 1, 2002, we split our e-learning segment into "corporate and government" and "retail".

E-LEARNING OVERVIEW

    We develop and market open-standards multimedia courseware in four broad categories: computer software applications for end-users: professional Information Technology or IT software, business skills and compliance. In addition, we develop and market tools for the creation of open-standards multimedia courseware. We market our products to corporate, government and individual clients and customers. Our corporate and government customers have access to reporting and administration features when they purchase our hosted Learn2University service. Our courseware is available to individual consumers online and on CD-ROM and can be purchased from our Website and major retailers nationwide. Our goal in this segment is to be business and governments' preferred partner offering interactive open-standards multimedia courseware and courseware creation tools.

PERMISSION E-MAIL MARKETING OVERVIEW

    Through our subsidiary, Etracks.com, Inc., we provide permission e-mail marketing and tracking software and services to customers that have "opt-in" e-mail customer lists. Our goal in this segment is to be the leading provider of full service and hosted, permission e-mail marketing campaigns.

MARKETPLACE

MARKETPLACE FOR E-LEARNING

    Analysts are tracking closely the shift from classroom to technology-based training, and are forecasting an acceleration of online adoption. According to International Data Corporation or IDC, in the corporate training market specifically, technology-based training is the highest growth segment, expecting to grow from $3.8 billion in 1999 to $16 billion in 2003. IDC expects non-IT-training to more than double each year and reach $5.3 billion by 2003; and IDC expects Web-based training content revenues will surpass technology and services revenues and reach $6.2 billion by 2003. They expect worldwide revenues of corporate e-learning to exceed $23 billion by 2004.

    According to iBiz Stats, businesses are making the transition to e-learning not only for the cost savings but also for the round-the-clock availability and flexibility it offers workers. A recent survey reports that 70% of Fortune 1000 companies stated that CEOs feel that finding and retaining qualified workers is a major issue for growth. Furthermore, corporations are now measuring the results of their training investment; for example, Motorola calculates that every $1 it spends on corporate learning translates into $30 in productivity gains within three years.

MARKETPLACE FOR PERMISSION E-MAIL

    The permission e-mail marketing and tracking industry is in its early stages of development. We believe that the industry will evolve over the next few years as permission e-mail marketing becomes even more widely used and permission e-mail marketers and Web advertisers require more information about the behavior of their permission e-mail recipients and Website visitors. The permission e-mail market is becoming increasingly competitive. Participants compete primarily in the following areas: reporting and tracking capabilities, customer service, brand recognition, ease of implementation, time-to-market of a campaign and price.

    According to e-Marketer 2001, total e-mail marketing spending in the U.S. in 2000 was just over $1 billion, including $496 million spent on e-mail ads. e-Marketer expects by year-end 2003, U.S. businesses (and other organizations) will spend almost $4.6 billion, including $2.2 billion on e-mail advertising expenditures. The Winterberry Group expects mergers and acquisitions among e-mail marketers and the development of customer relationship management or CRM, services will spur 41 percent annual growth in the e-mail marketing industry to $3.5 billion by 2005, up from $910 million in 2001. Winterberry noted that this growth is being driven by direct marketers' increasing acceptance of e-mail as a viable marketing channel. Permission-based commercial e-mail accounts for about 10 percent of the 300 billion messages sent today. By 2005, it is expected to account for about 25 percent of 600 billion messages.

COMPETITIVE STRENGTHS

E-LEARNING

    We believe we can help our customers more effectively educate and inform their employees and customers because of our four key strengths: ownership of courseware, technology, industry experience and consumer distribution network.

-  Courseware

    - We own substantially all of the courseware relating to software applications for end-users that we market. To date, this category of courseware has accounted for more than 75% of our courseware licensing revenue. Our courseware covers a wide range of topics in an engaging and interactive manner. Developing and owning courseware provides us with a strategic advantage by:

       -  Allowing for increased gross profit.

       -  Providing consistent appearance and quality.

       -  Limiting reliance on third-party content providers.

       -  Allowing us to market products for resale under our brand.

    - We market open-standards courseware in four broad categories: Computer software applications for end-users, professional IT software, business skills and compliance. Our courseware development follows our instructional design methodology that includes clear objectives, frequent and appropriate interactivity, pre- and post-assessments, and appropriate use of multimedia. We develop our courseware in conjunction with or license it from leading subject matter experts.

    - Our courseware complies with industry standards such as the Aviation Industry Computer-Based Training Committee standard, commonly referred to as AICC. We expect to comply with other standards such as the Shareable Content Object Reference Model, commonly referred to as SCORM and
       Section 508 of the Amended Rehabilitation Act of 1998. Courseware developed to these standards will "plug and play" with other vendors' learning management systems or LMS's.

-  Technology

    - StreamMaker-TM-, our rapid development authoring tool utilizes patented technologies to produce fully-synchronized, interactive, CD-ROM quality multimedia streams that can be delivered through computer network connections, including 28.8 modem connections, without download delays.

    - StreamMaker produces multimedia streams that can be viewed using both Microsoft Windows and Macintosh operating systems. The following benefits of StreamMaker provide us with a competitive strategic advantage:

       - A proprietary method for graphics compression, enabling our screen captures to appear clearly and realistically.

       - A patented technology that ensures that the elements of a multimedia production including audio, graphics, animation, video and text are synchronized.

       - The ability to develop interactive streams, which allow users to assess their understanding of a concept during the learning experience.

       -  A design that facilitates integration with other technologies.

       - A platform that enables multiple courseware developers to collaborate on the same project simultaneously.

- Industry experience--Through our acquisition of Learn2.com, we acquired a business whose experience as a pioneer in the development of e-learning content and tools dates back to the early 1990's.

- Learn2 Consumer Distribution Network--Our consumer products are available from retailers, catalogs, on the Internet, and through resellers and distributors. This multi-channel approach to product distribution creates a broad market for our products, giving us a competitive advantage.

       - Retailers--Our CD-ROM and videotape tutorials are available from Staples, CompUSA, Office Depot, Best Buy, Frys and other major merchants.

       - Catalogs--Our CD-ROM and videotape tutorials are available in major catalogs such as the Tiger Direct catalog.

       - Internet--We market our CD-ROM, videotape and online tutorials at www.Learn2.com, to America Online and other Websites.

PERMISSION E-MAIL MARKETING

    As one of the first permission e-mail marketing and tracking companies, we have managed thousands of permission e-mail campaigns. We are able to send over 30 million unique e-mail messages per day and expect to more than double capacity this year. Our proprietary technology allows for extensive data mining, broadcasting, tracking, and real-time reporting. We own substantially all of our mail transfer agent and APTracking -TM-, or APT technologies. APT utilizes noninvasive technology, provides tracking and logging information and analysis that can cross application and server boundaries without requiring our clients to modify their HTML code or place cookies on a user's hard drive.

PRODUCTS AND SERVICES

E-LEARNING

PRODUCTS AND SERVICES FOR CORPORATIONS AND GOVERNMENT AGENCIES

    Learn2University-TM---Learn2University or L2U is an interactive, asynchronous LMS that we provide to our customers as an Application Service Provider or ASP. L2U includes courseware, administration, tracking, reporting and e-commerce capabilities. We believe that our combination of content software and services is more cost effective, and easier to implement than that which our customers and prospective customers can deliver using their internal resources. L2U can be personalized for corporate and government customers by incorporating their logo and branding into the Web pages of their individual L2U.

    Our customers pay us based on the specific courseware, number of courses and number of users. L2U enables users to practice and test skills as they learn, utilizing simulation technologies that allow them to practice many of the concepts introduced. Upon completion of each course, users can print a completion certificate indicating that they have successfully met all the requirements of the course. We also license our courseware to corporate and government customers that have their own LMS. L2U and courseware have been licensed to companies and organizations including U.S. Department of Labor, U.S. Department of Veterans Affairs, U.S. Department of Justice, Microsoft--Great Plains, Sanofi-Synthelabo and Anheuser-Busch.

    We have organized our courseware into libraries of courses that cover the following categories: computer software applications for end-users, professional IT software and business skills. The Libraries are:

    - Office Plus Library--Approximately 175 courses in Microsoft Windows operating systems, end-user applications, communication, customer management, database applications, finance, graphic design, presentations, project management, spreadsheets, word processing and Web design and development.

    - Professional Development Library--Approximately 79 courses in business skills courses including courses in customer service, general business practices, human resources, management, leadership, sales, marketing, and team building.

    - Technology Plus Library--Approximately 263 courses for certification preparation in Cisco's CCNA 2.0, Microsoft's MCSE 2000, Novell's CNE 4, Oracle's 8i DBA and PL/SQL, and Sun's Java Programming. In addition, there are courses in Linux, C, Visual C++, HTML 4, DHTML, Java, JavaScript, and Visual Basic.

    StreamMaker--StreamMaker, our rapid development authoring tool utilizes patented technologies to produce fully-synchronized, interactive, CD-ROM quality multimedia streams that can be delivered through computer network connections, including 28.8 modem connections, without download delays. StreamMaker produces multimedia streams that can be viewed using both Microsoft Windows and Macintosh operating systems.

PRODUCTS AND SERVICES FOR CONSUMERS

    Tutorials--Through our Website, retailers and catalogs, we market our interactive multimedia courseware to consumers such as students, and work-at-home professionals. Our courseware is packaged for individuals as single titles and in suites or libraries of related content. Customers can purchase these courses on physical digital media (CD-ROMs or videotapes); or they can access the tutorials from our Website for a specified period of time.

PERMISSION E-MAIL MARKETING

    - Permission e-mail services--We offer list development and refinement, e-mail distribution, tracking and reporting. We charge for this service on a cost per thousand, or CPM, basis.

    - List rental--We rent e-mail addresses, which we have collected with the permission of address holders to our customers. We charge for this service on a CPM basis.

    - Tracking services--We offer APT services to customers who use our broadcast e-mail services, and as a standalone service. We charge for this service on a CPM basis.

BUSINESS STRATEGY AND STRATEGIC DIRECTION

E-LEARNING

    Our goal in this segment is to be business and governments' preferred partner offering interactive open-standards multimedia courseware and courseware creation tools. To achieve this goal, we expect to expand our content offerings, improve and expand our technologies, and expand our consumer distribution.

EXPAND CONTENT OFFERINGS

    - We intend to introduce new courseware by pursuing relationships with subject matter experts and content providers to develop courseware directed toward new markets. For example:

       - We have recently entered into agreements with Carl Larson who is a noted author and lecturer on a wide variety of management issues including negotiation. Mr. Larson will provide subject matter expertise in a course about negotiations.

       - We have recently entered an agreement with McLure and Moynihan, Inc. MMI's principals are healthcare compliance experts in electronic commerce healthcare standards training, including the regulatory requirements of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Health plans and healthcare providers are required to comply with HIPAA regulations which deal with claims processing, privacy and security under government-mandated deadlines.

    - We expect to enable our courseware to comply with evolving industry standards such as the Shareable Content Object Reference Model, commonly referred to as SCORM and Section 508 of the Rehabilitation Act as amended in 1998. Courseware developed to these standards will "plug and play" with other vendors' learning management systems or LMS's.

ENHANCE TECHNOLOGIES

    -  We expect to continue to invest in our technologies.

    - We intend to enhance the capabilities of StreamMaker to enable it to produce courseware in additional formats such as Flash and HTML.

    - We intend to build tools to enable subject matter experts to more easily develop their own courseware.

PERMISSION E-MAIL MARKETING

    Our goal in this segment is to be the preferred provider of full service and hosted, large-scale e-mail marketing campaigns. To achieve this goal we intend to expand our technologies, expand our service offerings and expand our distribution.

    -  Expand Technologies

       - We intend to develop software that will enable our customers to manage their e-mail campaigns on our servers. We believe this will create new opportunities for attracting customers that do not need or require full service e-mail broadcast campaigns.

       - We intend to develop a complementary data management system that will integrate with CRM and predictive modeling applications.

       - We intend to develop a content management module to enable our clients to self-manage their brand and creative assets.

    -  Expand Service Offerings

       - We intend to offer consulting services to assist our clients in their implementation and deployment of our services within their organization.

       - We intend to resell campaign analysis services provided by third parties.

    -  Expand Distribution

       - We intend to develop business relationships with advertising agencies, marketing agencies and e-mail list brokers that will represent and resell our services.

       -  We expect to continue to expand our direct sales team

SUPPLIERS

    We currently have relationships with several content providers and subject matter experts. We are not reliant upon any single outside content provider. We may increase the number of content providers in the future to broaden the scope of our subject matter.

CUSTOMERS

    The following customer individually accounted for more than 10% of our $4.4 million in revenue in 2001: Traffix--Bulk email broadcast services $1.0 million or 23.9% of revenue.

    This customer was acquired as part of the acquisition of Learn2.com on September 25, 2001. On a pro forma basis, assuming we had acquired Learn2.com on January 1, 2001, this customer would have accounted for 12% of our pro forma revenue.

    The following is a list of certain of our customers and a brief description of the products and services that we provide to that customer:

       - America Online--We sell CD-ROM courseware to AOL that it resells to its members. Also, AOL has licensed L2U for use by certain of its employees.

       - Canon USA--We use StreamMaker authoring tool to create streams of Canon's proprietary tutorials, which it uses to train its employees. We host the streams in the L2U infrastructure.

       - Microsoft--Great Plains--We licensed StreamMaker to Microsoft--Great Plains to enable it to produce its own courseware relating to the use of its accounting software, which it licenses to its customers. We host the courseware in the L2U infrastructure. Also, Microsoft--Great Plains has licensed L2U for use by certain of its employees.

       - Staples--We sell CD-ROM courseware to Staples that it resells to its customers.

       - Office Depot--We sell CD-ROM courseware to Office Depot that it resells to its customers.

       - U.S. Department of Labor--Through one of our resellers, the U.S. Department of Labor has licensed L2U for use by certain employees.

COMPETITION

E-LEARNING

    We provide e-learning products and services to corporate and government markets as well as to consumers. The e-learning market is evolving. The market is fragmented and competitive, with no dominant players. Our competitors vary in size and in the scope and breadth of the products and services they offer. Many of our competitors have greater financial resources than we have. We believe that new competitors will enter the market, increasing the level of competition. We believe that the principal competitive factors in our market include:

    -  Breadth, depth and quality of content.

    -  Technology

    -  Services

    -  Distribution

    -  Reputation, financial strength and brand recognition

    -  Our competition comes from a variety of sources, including:

       - "Instructor-led" training companies including IBM, New Horizons and Productivity Point International.

       -  Corporate training departments.

       - Other e-learning companies including Click2Learn, Digital Think, Element K, SmartForce, and SkillSoft.

       - Vendors offering computer-based and videotape tutorials including NETg, Microsoft Press, Keystone Learning Systems and Video Professor.

       - Publishers including Thomson Learning, John Wiley & Sons, McGraw Hill and Pearson.

MULTIMEDIA STREAMING AND AGENT TECHNOLOGIES

    The three most prominent providers of multimedia streaming technologies are Macromedia, Microsoft Corporation and RealNetworks Inc. StreamMaker is different than other multimedia streaming technologies because engineered it specifically for use in training and e-learning applications. However, these other companies have substantial resources.

PERMISSION E-MAIL MARKETING SERVICES

    Our competitors in the permission e-mail marketing and tracking arena include providers of e-mail based services such as: Double Click, Exactis, Responsys.com, Digital Impact, and Cheetah Mail. The majority of our competitors operate with greater financial resources than we do.

INTELLECTUAL PROPERTY AND LICENSES

    Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property. We rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We have received patents that are important in the operation of our business. These patents may not be broad enough to protect our rights.

    We generally require the execution of a license agreement that restricts copying and use of our products. In addition, we have agreements with resellers and customers that require the other party to pay us royalties based on sales or use of our products. We may not be compensated properly if those sales or uses are not reported to us. If unauthorized copying or misuse of our products were to occur to any substantial degree, then our business could be affected materially and adversely. It may be possible for a third-party to copy or otherwise obtain and use our courseware or technologies without authorization, or to develop similar courseware or technologies independently.

    We use employee and third-party confidentiality and non-disclosure agreements to protect our trade secrets and unpatented know-how. We require our employees to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment with us. In addition, we regularly enter into non-disclosure agreements with third parties including consultants, potential strategic partners and customers. Unfortunately, these agreements cannot guarantee the confidentiality of our trade secrets or unpatented know-how, nor can they prevent third parties from independently developing substantially equivalent proprietary information or copying, developing, or otherwise obtaining and using our proprietary information without authorization. We may resort to litigation to enforce our intellectual property rights, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity by others. While we are not currently engaged in any intellectual property litigation or proceedings, we may be in the future. An adverse outcome in a litigation or similar proceeding could subject Learn2 to significant liabilities to third parties, require disputed rights to be licensed from others, or require us to cease marketing or using certain products or services. The cost of addressing any intellectual property litigation, both in legal fees and the diversion of management resources, regardless of whether the claim is valid, could be significant.

    Third parties may claim that our current or future products infringe on their proprietary rights. We may be subject to these claims as the number of products and competitors in the marketplace overlap. Any of these claims, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. These royalty or license agreements, if required, may not be available on terms acceptable to us, if at all.

EMPLOYEES

    As of March 20, 2002, we had a total of eighty-five full-time employees, of whom twenty-seven were engaged in research and product development, thirty-nine in sales and marketing and nineteen in general and administrative functions. Substantially all of the employees work in our offices in Belmont, California, Golden, Colorado or Stamford, Connecticut. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our relationship with our employees is good. However, our recent workforce reductions and poor financial performance will place additional strain on our people and may harm the morale and performance of our employees and our ability to hire new ones.

                                  RISK FACTORS

    AN INVESTMENT IN OUR COMMON STOCK IS VERY RISKY. YOU SHOULD CONSIDER CAREFULLY THE RISKS DESCRIBED BELOW TOGETHER WITH ALL OF THE OTHER INFORMATION IN OUR 10-K AND OTHER SEC FILINGS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE AFFECTED MATERIALLY AND ADVERSELY; THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; WE MAY CONTINUE TO
  EXPERIENCE LOSSES.

    For the year ended December 31, 2000, we incurred a net loss of $112.8 million and for the year ended December 31, 2001, we incurred a net loss of $22.4 million. At December 31, 2001, we had an accumulated deficit of approximately $211 million. We expect to continue to incur losses for the foreseeable future. These losses will be substantial, and we may never become profitable.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN AND WE MAY NEED TO RAISE ADDITIONAL CAPITAL

    Our auditors have expressed substantial doubt as to our ability to continue as a going concern. However, our audited financial statements for the year ended December 31, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Management believes that if we meet our revenue and cash collection targets on a timely basis, we will have sufficient resources for our operating requirements and sufficient resources to realize our business plan at least for the next twelve months.

    However, our ability to achieve our projected revenue and positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in cash collections or in revenues in relation to expenses, or if our expenses continue to exceed revenues, then our results of operations and financial condition would be affected adversely and we would need to raise additional funds. If we need to raise additional funds we cannot be certain that we will be successful nor can we predict the terms under which such funds would be available if at all. If additional funds are not available through debt or equity financings, we may not be able to meet our on-going expenses unless we change our business plan, sell assets, curtail expenditures, and/or employ other strategies as are required in these circumstances. We believe that for us to raise additional funds without selling assets will be very difficult.

GENERAL ECONOMIC CONDITION DOWNTURNS HAVE HARMED OUR ABILITY TO GENERATE
  REVENUE.

    The September 11, 2001 terrorist attacks and the United States' military response may cause continued general economic weakness and, accordingly, further reductions in sales. Additional terrorists acts against the United States, and the Unites States response to such acts, may also exacerbate general slowdown in the U.S. economy, which could cause our revenues to decrease or fail to grow.

OUR RECENT WORKFORCE REDUCTIONS AND POOR FINANCIAL PERFORMANCE WILL PLACE
  ADDITIONAL STRAIN ON OUR RESOURCES AND MAY HARM THE MORALE AND PERFORMANCE OF OUR EMPLOYEES AND OUR ABILITY TO HIRE NEW ONES.

    In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our expected revenue base, in November 2002 and March 2002, we restructured our organization and reduced our workforce by more than 75 employees. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, as well as material charges for reduction of excess facilities, and our restructuring plan may yield unanticipated consequences, such as attrition beyond that which we planned. This workforce reduction has placed significant strain on our administrative, operational and financial resources and has resulted in increased responsibilities for all of our managers. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about their job security, which may lead to difficulty in hiring and increased turnover in our current workforce, and divert management's attention. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and would divert our time and attention away from business operations.

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN REVENUES AND OPERATING RESULTS,
  WHICH COULD CAUSE OUR SHARE PRICE TO BE VOLATILE.

    Due to the emerging nature of the e-learning and permission e-mail markets and a sluggish economy, we may be unable to forecast our revenues and profitability accurately. Because many of our costs are fixed and based on anticipated revenue levels, variations in, and the timing of, revenue recognition could cause significant variations in operating results from quarter to quarter. If our future operating results are below the expectations of investors, the trading price of our company's common stock is likely to fall.

OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT
  FOR YOU TO RESELL SHARES WHEN YOU WANT TO DO SO AND AT PRICES YOU FIND ATTRACTIVE.

    The trading price of our common stock can fluctuate significantly. For example, during the 52 week period ended February 28, 2002, the market price of our common stock ranged from $0.06 to $0.31 per share. Our stock price may fluctuate in response to a number of events and factors, including:

    -  The seasonal variations in our operating results.

    - Announcements of technological innovations or new products and services by our competitors or us.

    - The operating and stock price performance of other companies that investors may deem comparable.

    -  News reports relating to trends in our markets.

    In addition, the stock market in general and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of those companies. These broad market and industry fluctuations may affect adversely the price of our common stock, regardless of operating performance. A drop in the market price of our common stock may affect adversely our business and financial opportunities.

WE MAY LOSE OUR LISTING ON THE NASDAQ NATIONAL MARKET THAT COULD RESULT IN YOUR
  BEING UNABLE TO SELL OUR COMMON STOCK READILY OR AT ALL.

    Shares of our common stock are currently listed on the Nasdaq National Market. Under Marketplace Rule 4450(a)(5) of the Nasdaq National Market, in order to maintain the listing of our common stock on the Nasdaq National Market the bid price per share of our common stock must close at or above $1.00. Our common stock has previously been delisted from the Nasdaq National Market and traded on the OTC Bulletin Board and is currently trading below $1.00. If our common stock is delisted from the Nasdaq National Market again, your ability to trade in our common stock may be impacted adversely, not only in the number of shares which could be bought or sold, but also through delays in the timing of transactions and a reduction in media coverage. This may reduce the demand of our common stock and thus the trading price. A delisting may impair our ability to raise additional working capital.

    Under certain conditions, we may be able to transfer the listing of our common stock to the Nasdaq SmallCap Market. If we elect to transfer our common stock to the Nasdaq SmallCap Market and our common stock is delisted from that market, our common stock may be eligible to trade on the OTC Bulletin Board. In that event, our common stock may become subject to regulation as a "penny stock." The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq SmallCap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities.

FUTURE SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD HAVE AN ADVERSE
  EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

    In connection our acquisition of Learn2.com, certain current and former directors and officers of our company and Learn2.com's $10 million convertible debenture holder were restricted from selling their shares of our common stock until March 25, 2002. For the six months period beginning March 25, 2002 until September 25, 2002, those parties are subject to certain trading limitations. The market price of our common stock could decline as a result of sales by these and other existing stockholders of a large number of shares of common stock in the market on or after March 25, 2002, or the perception that these sales may occur. These sales also might make it more difficult for us to sell equity securities in the future on terms favorable to us, or at all.

WE OPERATE IN A RAPIDLY CHANGING, COMPETITIVE MARKET AND WE MAY NOT HAVE
  ADEQUATE RESOURCES TO COMPETE SUCCESSFULLY.

    The e-learning and permission e-mail markets are evolving quickly and are subject to rapid technological change shifts in customer demands and evolving industry standards. To succeed, we must continue to expand courseware offerings and upgrade our technologies. We may not be able to do so successfully. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or we have any significant delays in development or introduction of new products, our competitors may be able to attract and maintain a greater customer base.

    The e-learning and permission e-mail markets are characterized by significant price competition. We face increased price pressures from competitors, as customers demand more value for their budgets. This has resulted in reduced revenues, operating margins, and market share. Although these markets are highly fragmented with no single competitor accounting for a dominant market share, competition is intense. Our competitors vary in size and in the scope and breadth of their offerings and services. Several of our competitors have longer operating histories and most have significantly greater financial, technical and marketing resources.

OUR BUSINESS WILL SUFFER IF E-LEARNING ADOPTION CONTINUES TO BE LESS THAN WE
  EXPECTED.

    The market for e-learning products and services is new and evolving. We expect that we will engage in intensive marketing and sales efforts to enable prospective customers to learn about the benefits of our products and services. There are a number of factors that could impact the acceptance of our products and services, which are new and largely untested compared to more established training and educational methods, including:

    - companies that have historically relied on, or invested in, traditional training and educational methods may be reluctant or slow to adopt Web-based e-learning products and services;

    - many of our potential customers have allocated only a limited portion of their budgets to e-learning; and

    -  end users may not use e-learning products effectively.

    If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and the value of our common stock will likely decline.

THE SUCCESSFUL OPERATION OF OUR BUSINESS DEPENDS UPON A CONTINUAL SUPPLY OF
  CONTENT OTHER THAN RELATED TO OUR CURRENT LIBRARY.

    Our business success is dependent upon our ability to develop internally or obtain content from third party content providers because this content broadens the variety of content subjects we offer. Our inability to develop our own content or obtain it from third parties could result in delays in product introductions or shipments. We will depend on the quality and reliability of the content licensed and timely delivery of this content by our sources. Although we will have agreements specifying the terms of the licenses, these agreements may not be enforceable. We believe that we can arrange alternate sources for some or all of our content, but our inability to provide content to our customers and prospects on a timely basis could adversely affect the performance of our business. The subject matter of our third party content can be important to prospective customers that evaluate e-learning companies based on a variety of courseware subjects.

WE MUST DELIVER COURSEWARE THAT MEETS THE NEEDS OF OUR CUSTOMERS OR OUR BUSINESS
  WILL SUFFER.

    To be competitive, we must develop and introduce on a timely basis new tutorial offerings that meet the needs of companies seeking to use our e-learning products. Furthermore, the viability of our e-learning products depends in large part on our ability to update our courseware and develop new content as the underlying subject matter changes.

WE PLAN TO EXPAND THE SCOPE OF OUR COURSEWARE AND MAY DEPEND ON OUR ABILITY TO
  ATTRACT EXPERTS OR SPECIALISTS. IF WE ARE UNABLE TO ATTRACT THE NECESSARY EXPERTISE, WE WILL NOT BE ABLE TO ENTER NEW FIELDS.

    Our strategy involves broadening the fields presently covered by our courseware. In particular, to date we have focused primarily on courseware in the information technology area and we are planning to develop and introduce new courseware offerings in other fields. These new offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courseware into these areas will require us to locate and evaluate third-party experts or specialists who would develop or assist us in developing the courseware. If we are unable to locate and evaluate these experts, we may fail to develop the courseware our customers require or be unable to pursue new market opportunities. If we do not extend our courseware offerings into new fields, our revenue growth could be constrained.

THE VARIABILITY AND LENGTH OF OUR SALES CYCLE FOR OUR PRODUCTS MAY MAKE OUR
  OPERATING RESULTS UNPREDICTABLE AND VOLATILE

    The period between our initial contact with potential corporate and/or government customers and the first purchase of our product by that customer typically ranges from three to nine months and in some cases may be as long as two years. Because we will rely on large sales for a substantial portion of our revenues, these long sales cycles can have a particularly significant effect on our financial performance in any quarter. Factors, which may contribute to the variability and length of our sales cycle, include:

    - The time required for potential customers to learn about the benefits of our products and services.

    - The time it takes our potential customers to evaluate competitive products and services.

    -  Our potential customers' internal budget and approval processes.

    - The extended periods most large corporations and government entities require making purchasing decisions.

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

OUR E-LEARNING PRODUCTS ARE DESIGNED FOR MICROSOFT TECHNOLOGIES.

    Our e-learning products are designed primarily for Microsoft technologies. We believe that Microsoft technologies are and will continue to be, widely utilized by our customers. However, if these customers do not actually adopt and continue to utilize these technologies as anticipated or in the future migrate to other computing technologies that we do not support, we may have to spend significant capital and other resources including personnel to adapt our products to these alternative technologies. Our streaming technology does not function in a Linux environment.

OUR FUTURE GROWTH DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL AND SUCCESSFUL
  HIRING AND RETENTION, PARTICULARLY WITH RESPECT TO SALES, MARKETING AND DEVELOPMENT PERSONNEL, AND WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED.

    Our future growth and success depends to a significant extent on the continued service of Robert H. Ewald, Executive Chairman of the Board of Directors, and other key employees, the development of management personnel and the hiring of new qualified employees. Competition for highly skilled personnel is intense in the technology industry. We may not be successful in recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or our inability to attract additional qualified employees or retain other employees could have a material adverse effect on our business, results of operations or financial condition.

WE FACE A RISK OF SYSTEM FAILURE.

    Our operations depend to a significant extent on our ability to maintain our computer and telecommunications systems. We must also protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain the capacity of our computer operations center and telecommunications systems and/or lead to degradations in performance or system failure. Any damage to or loss of our computer and telecommunications networks including our operations center could affect adversely the performance of our business. We do not have a redundant off-site back-up location site for our web servers however we are in the process of identifying a third party facility to host our servers. To date, we have not experienced system failures that have adversely and materially affected operations.

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

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH STRATEGY.

    Successfully achieving our growth plan depends on our ability to:

    -  Continue to develop and market our products and services.

    -  Maintain and increase our customer base.

    -  Effectively integrate businesses and technologies.

    -  Continue to identify, attract, retain and motivate qualified personnel

If we do not successfully implement our growth strategy, our results of operations will be adversely affected.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH ARE COSTLY
  TO DEFEND AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE
  FUTURE.

    Many parties are developing and improving technologies that compete with our proprietary technologies and patents. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, disputes regarding the ownership of these technologies could arise in the future. To date, claims against us alleging infringement of certain proprietary rights have not been material. Third parties may assert further claims against us alleging infringement of patents, copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. In the event that we determine that licensing patents or other proprietary rights is appropriate, we may not be able to license proprietary rights on reasonable terms or at all. As the number of products in our target markets increase and the functionality of these products further overlap, we have become subject to further infringement claims. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of those claims. In the event that there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

OUR INTELLECTUAL PROPERTY RIGHTS ARE COSTLY AND DIFFICULT TO PROTECT.

    We have patents that cover our StreamMaker and LearningAgent technologies and have a patent pending for our AdaptiveProxy Tracking technologies. At some point in the future, these patents may be deemed to be invalid or unenforceable, or otherwise not provide us with any meaningful protection. We also have rights in the trademarks that we use to market our e-learning services and products. These trademarks include, among others, Learn2-TM- and StreamMaker-TM-. Our intellectual property allows us to develop engaging, multimedia, technology-based courseware. Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property, which we protect through a combination of patent, trade secret, copyright, trademark, nondisclosure agreements and other contractual provisions and technical measures. None of these protections may be adequate to prevent our competitors from copying or reverse engineering our products, concepts, trade names and trade dress. Furthermore, none of these protections prohibit our competitors from independently developing technologies that are substantially equivalent or superior to our technologies. We license certain products under licenses that are not signed by our licensees. The licensee agrees to the license by either
(i) opening a package on which the license is written or (ii) on a computer, "clicking" the "I accept" or "I agree" tab underneath the license. These types of licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of certain countries in which our products are or may be licensed do not protect us to the same extent as the laws of the United States.

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

CHANGES IN LAWS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF
  INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS.

    Websites usually place certain information called "cookies" on a user's hard drive usually without the user's knowledge or consent. Websites use cookies for a variety of reasons. We employ the use of cookies on our Websites. Certain Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drive. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The effectiveness of our technology and products could be limited by any reduction or limitation in the use of cookies. Specifically, some of our products use information provided by cookies to, among other things, (i) help track the progress of users through a course, (ii) remember a user's login/password and (iii) track other session information. The reduction or limitation in the use of cookies may result in the loss of this session information, which could require the user to either re-enter the information and/or increase the response time of a tutorial. This could result in delays and a decrease in the effectiveness of our products. In this regard, there are a large number of legislative proposals before the United States Congress, foreign governments and other international regulatory agencies regarding privacy issues and the regulation and use of cookies. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could adversely affect our business. This could be caused by, among other possible provisions, the requirement that permission be obtained before we use cookies.

WE FACE LEGAL UNCERTAINTIES RELATING TO THE INTERNET IN GENERAL AND TO OUR
  INDUSTRY IN PARTICULAR AND MAY BECOME SUBJECT TO COSTLY GOVERNMENT REGULATION.

    The applicability to the Internet of existing laws is uncertain and developing with regard to many issues, including sales tax, intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, export of encryption technology, solicited and unsolicited e-mail and personal privacy. There are an increasing number of laws and regulations pertaining to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services.

    We are currently defending against a claim that Etracks has violated certain statues in California relating to the distribution of unsolicited e-mail. We can give no assurance that the defense of that action will be successful or that we will not be subject to further similar actions.

    In addition, it is possible that more laws and regulations may be adopted with respect to the Internet, such as laws or regulations relating to user privacy, taxation, e-mail, pricing, Internet access, content, copyrights, distribution and characteristics and quality of products and services. Various state statutes govern private post-secondary educational institutions. We are uncertain whether states will attempt to apply these statutes to regulate the offering of e-learning products distributed over the Internet. Changes in existing laws and the adoption of additional laws or regulations may decrease the popularity or limit expansion of the Internet. A decline in the growth of the Internet could decrease demand for our tutorials and services and increase our cost of doing business.

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

ITEM 2. PROPERTIES

    We own or lease facilities and offices at the following locations:

                                                                    OWNERSHIP OR
                                                                     EXPIRATION
LOCATION                             PURPOSE          SQUARE FEET   DATE OF LEASE
--------                     -----------------------  -----------   -------------
Pryor, Oklahoma............  Production Facility         89,000          Owned
Golden, Colorado...........  e-learning Headquarters      8,521       04/06/03
Belmont, California........  Permission e-mail
                             Broadcast Headquarters       7,788       04/30/04
Stamford, Connecticut......  Executive Office             1,800       03/31/03

    We entered into an operating lease agreement on February 25, 2000 for office space in Mountain View, California. As a result of the merger with Learn2.com, we closed our corporate headquarters in Mountain View and negotiated a settlement with the lessor of approximately $1.6 million. This amount is recorded in the accompanying consolidated statement of operations for the year ended December 31, 2001 as part of gain on disposal of discontinued operations. In addition, we assumed the obligations of Learn2.com. Certain subsidiaries of Learn2.com also have operating leases for facilities in Golden, Colorado and Belmont, California. In March 2002, our subsidiary, Street Technologies, Inc., received notice that it was in default under its lease agreement for office space located in White Plains, New York. As result of the default, Street Technologies may be liable to pay the remaining lease obligations net of security deposits totaling approximately $660,000.

    Our subsidiary, ViaGrafix has listed a building and land for sale in Pryor, Oklahoma, that previously served as a production facility.

ITEM 3. LEGAL PROCEEDINGS

    On March 16, 2001, one of our prior customers, Mr. Joseph Pavel, filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contracts with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County, California on or about May 24, 2001. We filed our answer to the complaint on June 18, 2001. On February 20, 2002, the Court granted Plaintiff's motion for class certification. We are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to Learn2 and the diversion of management time and other resources.

    On August 3, 2001, Sales and Marketing Technologies, Inc. filed suit against us and certain of our officers in the Superior Court of California, San Mateo County, California. The complaint was amended on September 19, 2001. The plaintiff alleges breach of contract, breach of good faith and fair dealing, fraud, misrepresentation alleging breach of contract, fraud and unfair competition in connection with a consulting agreement between the plaintiff and our company. The plaintiff seeks unspecified general and compensatory damages, treble damages and equitable remedies. We are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to Learn2 and the diversion of management time and other resources.

    On September 8, 2000, a former employee of ViaGrafix Corporation, which is now a wholly owned subsidiary of our company, filed suit against Learn2.com, Inc. and ViaGrafix Corporation in the District Court of Oklahoma, Mayes County, Oklahoma. The plaintiff alleges breach of contract and conversion in connection with a severance agreement between the plaintiff and ViaGrafix. The plaintiff seeks unspecified general, compensatory and punitive damages and equitable remedies. We are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to ViaGrafix and Learn2 and the diversion of management time and other resources.

    On February 6, 2002, Morrison & Foerester, a law firm, filed suit against Etracks.com, Inc., a consolidated subsidiary of ViaGrafix Corporation our wholly-owned subsidiary, in the Superior Court of California, San Francisco County, California. The plaintiff alleges a violation of California Business & Professional Code, Section 17538.45 and 17200 et. seq., in connection with Etracks permission e-mail marketing and tracking services. The plaintiff seeks statutory damages, to enjoin Etracks from further violations of the specified statutes, costs and fees. Etracks is vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to Etracks and our company and the diversion of management time and other resources.

    In addition, we are involved in certain other legal proceedings and claims in the ordinary course of our business. We are vigorously contesting all matters referred to above and management believes that their ultimate resolution will not have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on The Nasdaq Stock Market's National Market under the symbol "LTWC." The following table sets forth, for the periods indicated, the range of the high and low sale prices for our common stock as reported on The Nasdaq Stock Market's National Market:

                                                           HIGH           LOW
                                                         --------       --------
Fiscal Year Ended December 31, 2000
  First Quarter........................................  $23.063        $ 7.313
  Second Quarter.......................................  $ 6.464        $ 1.688
  Third Quarter........................................  $ 2.000        $ 0.875
  Fourth Quarter.......................................  $ 0.969        $ 0.125
Fiscal Year Ended December 31, 2001
  First Quarter........................................  $ 0.344        $ 0.063
  Second Quarter.......................................  $ 0.310        $ 0.060
  Third Quarter........................................  $ 0.220        $ 0.070
  Fourth Quarter.......................................  $ 0.180        $ 0.100

    The last reported sale price of our common stock on The Nasdaq Stock Market's National Market on March 20, 2002, was $0.14 per share. As of
March 20, 2002, there were approximately 75,576,764 shares of our common stock outstanding that were held of record by approximately 925 stockholders.

    Shares of our common stock are currently listed on the Nasdaq National Market. Under Marketplace Rule 4450(a)(5) of the Nasdaq National Market, in order to maintain the listing of our common stock on the Nasdaq National Market the bid price per share of our common stock must close at or above $1.00. Our common stock has previously been delisted from the Nasdaq National Market and traded on the OTC Bulletin Board and are currently trading below $1.00. If our common stock are delisted from the Nasdaq National Market again, your ability to trade in our common stock may be impacted adversely, not only in the number of shares which could be bought or sold, but also through delays in the timing of transactions and a reduction in media coverage. This may reduce the demand of our common stock and thus the trading price. A delisting would greatly impair our ability to raise additional working capital.

    Under certain conditions, we may be able to transfer the listing of our common stock to the Nasdaq SmallCap Market. If we elect to transfer our common stock to the Nasdaq SmallCap Market and our common stock are delisted from that market, our common stock may be eligible to trade on the OTC Bulletin Board. In that event, our common stock may become subject to regulation as a "penny stock." The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq SmallCap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities.

DIVIDEND POLICY

    We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to our consolidated statements of operations for each of the years ended December 31, 2001, 2000 and 1999 and with respect to our consolidated balance sheets as of December 31, 2001 and 2000 have been derived from our audited financial statements. The selected consolidated financial data set forth with respect to our consolidated statements of operations for each of the years ended
December 31, 1998 and 1997 and with respect to our consolidated balance sheets as of December 31, 1999, 1998 and 1997 are derived from our audited financial statements, which are not included herein.

    The following selected financial data should be read in connection with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                2001       2000        1999       1998       1997
                                                              --------   ---------   --------   --------   --------
Net revenues................................................  $  4,372   $      --   $     --   $     --   $     --
Cost of revenues............................................     1,004          --         --         --         --
                                                              --------   ---------   --------   --------   --------
Gross margin................................................     3,368          --         --         --         --
Operating expenses:
Research and product development............................     1,058          --         --         --
Sales and marketing.........................................     2,940          --         --         --         --
General and administrative..................................     7,479       8,230      9,208      1,560      1,313
Depreciation and amortization...............................       732          --         --         --         --
Impairment of long-lived assets.............................       330          --         --         --         --
Non-recurring costs.........................................     2,582          --         --         --         --
Total operating expenses....................................    15,121       8,230      9,208      1,560      1,313
                                                              --------   ---------   --------   --------   --------
Operating loss..............................................   (11,753)     (8,230)    (9,208)    (1,560)    (1,313)
Interest income.............................................       766       3,982      1,979        380        157
Interest expense and other, net.............................       (35)       (178)       (37)       (10)       (14)
Net loss from continuing operations.........................   (11,022)     (4,426)    (7,266)    (1,190)    (1,170)
                                                              --------   ---------   --------   --------   --------
Discontinued operations:
Net loss from discontinued operations.......................   (11,584)   (108,400)   (48,144)    (9,520)    (6,508)
                                                              --------   ---------   --------   --------   --------
Gain on disposal of discontinued operations, net............       165          --         --         --         --
                                                              --------   ---------   --------   --------   --------
                                                               (11,419)   (108,400)   (48,144)    (9,520)    (6,508)
                                                              --------   ---------   --------   --------   --------

Net loss....................................................   (22,441)   (112,826)   (55,410)   (10,710)    (7,678)
Accretion on redeemable convertible
Preferred stock.............................................        --          --     (2,086)    (1,383)      (196)
                                                              --------   ---------   --------   --------   --------
Net loss available to common stockholders...................  $(22,441)  $(112,826)  $(57,496)  $(12,093)  $ (7,874)
                                                              ========   =========   ========   ========   ========
Basic and diluted loss per common share:
Continuing operations.......................................  $  (0.23)  $   (0.12)  $  (0.42)  $  (0.09)  $  (0.09)
Discontinued operations.....................................  $  (0.23)  $   (2.92)  $  (2.78)  $  (0.73)  $  (0.50)
                                                              ========   =========   ========   ========   ========
Net loss available to common stockholders...................  $  (0.46)  $   (3.04)  $  (3.32)  $  (0.92)  $  (0.61)
                                                              ========   =========   ========   ========   ========
Weighted average basic and diluted shares outstanding.......    48,369      37,144     17,313     13,075     12,966
                                                              ========   =========   ========   ========   ========

See Note 12 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    On September 25, 2001, we acquired all of the outstanding stock of Learn2.com, a publicly traded company, changed the name of our company from E-Stamp Corporation to Learn2 Corporation and assumed the on-going business of Learn2.com. Learn2.com's offerings included engaging online and physical learning and training products and complementary services, commonly referred to as e-learning services, marketed to corporate, government and individual clients and customers and provided e-mail marketing services. Under the terms of the merger agreement, we issued approximately 37.8 million shares of our common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive
0.4747 shares of our common stock resulting in our stockholders immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.2 million including approximately $6.6 million of assumed liabilities, transaction costs totaling approximately $5.2 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder. The transaction was accounted for using the purchase method of accounting. The results of Learn2.com for the period from September 25, 2001 through December 31 2001 are included in the consolidated statement of operations for the year ended December 31, 2001.

    E-Stamp Corporation, founded in 1994, originally provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In May 2000, we acquired two companies, Infinity Logistics and Automated Logistics for a total purchase price of $9.0 million. These companies offered transportation management and warehouse management products and services that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports.

    During 2000, we undertook two corporate restructurings. In July 2000, we restructured the organization to accelerate the development, marketing and sales of our transportation management products and services in addition to our emphasis on our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings.

    On November 8, 2001, in connection with the merger, we undertook a corporate restructuring to outsource the packaging and shipping of our retail products to an outside fulfillment house and eliminate redundant functions. We incurred charges of approximately $89,000 related to these restructurings.

    On March 4, 2002, we announced that we will phase out our remaining production and distribution operations in Pryor, Oklahoma and consolidate our e-learning business in Golden, Colorado, which is the current home of our courseware and authoring tool development activities. We eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. Severance and related expenses attributable to the elimination of these positions will be approximately $300,000 and will be recorded in the quarter ending March 31, 2002. When fully implemented, we expect that these steps will result in a reduction of operating expenses of approximately $5.5 million on an annualized basis. As a result of this decision, we reduced the value of our intangible assets through an impairment charge as of December 31, 2001 by approximately $330,000.

    From September 25, 2001 until February 28, 2002, we operated in two segments: "e-learning" and "permission email marketing." As part of our restructuring, effective, announced on March 4, 2002, March 1, 2002, we split our e-learning segment into "corporate and government" and "retail."

    On April 19, 2001, in connection with our then planned merger with Learn2.com, we discontinued our remaining transportation management business. Therefore, our consolidated financial statements and notes included herein reflect our businesses as discontinued operations in accordance with APB
No. 30. as of December 31, 2001 and for all periods presented. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses. As a result of the merger, we adopted the on-going business of Learn2.com.

    We develop and market open-standards multimedia courseware in four broad categories: computer software applications for end-users; professional Information Technology, business skills and compliance. In addition we develop and market tools for the creation of open multimedia courseware. We market our products to corporate, government and individual clients and customers. Our corporate and government customers have access to reporting and administration features when they purchase our hosted Learn2University service. Our courseware is available to consumers online and on CD-ROM and can be purchased from our Website and major retailers nationwide.

    Through our subsidiary, Etracks, we provide permission e-mail marketing and tracking services to customers that have "opt-in" e-mail customer lists. Etracks' services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time.

    Our goal is to be business and governments' preferred partner offering interactive open multimedia courseware and courseware creation tools. Etracks' goal is to be the preferred provider of full service and hosted, large-scale email broadcast campaigns.

    As set forth in Note 3 to our consolidated financial statements, our reported results of operations for all periods prior to September 25, 2001 do not reflect the results of Learn2.com. Consequently, the results prior to these dates and our consolidated balance sheet at December 31, 2001 are not reflective of our operations and financial position as presently constituted.

CRITICAL ACCOUNTING ESTIMATES

    The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

    - BAD DEBTS AND PRODUCT RETURNS. We maintain allowances for doubtful accounts and product returns for estimated losses resulting from either the inability of our customers to make required payments or return of merchandise. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    - INTANGIBLES. The value of our intangibles was determined by an independent third-party expert, based upon estimated information and projections prepared by management.

    - LITIGATION. We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note in the Notes to Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results of that period.

    The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S., with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

SOURCES OF REVENUE AND REVENUE RECOGNITION POLICY

    We generate revenue primarily from the sales and licensing of courseware and development tools, and permission e-mail marketing services.

    Revenue from software license agreements is recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition." Software product sales under such license agreements are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of the related receivable is fixed and determinable. In circumstances whereby we have has established vendor specific objective evidence, we account for insignificant vendor obligations and post-contract support over the service period.

    Revenue from courseware licensing sales delivered online is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. We defer a portion, generally 3% of the selling price, of these sales for hosting and recognize that hosting ratably over the contractual period. We recognize the two components, the software, (or training course) and the service (or hosting) based on their relative fair values.

    Revenue from physical product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. A reserve is made at the time the related revenue is recognized for estimated product returns based on history, cooperative advertising, or other promotions that may occur under programs we have with our customers.

    Revenues from permission e-mail marketing services are recognized at the time the broadcast is sent, as we have no further significant obligations.

RESULTS OF OPERATIONS

    The following table sets forth industry segment information for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                   REVENUES                         GROSS PROFIT
                                       --------------------------------   --------------------------------
                                         2001       2000        1999        2001       2000        1999
                                       --------   ---------   ---------   --------   ---------   ---------
e-learning...........................   $2,714    $     --    $     --     $1,780    $     --    $      --
Permission e-mail marketing..........    1,693          --          --      1,618          --           --
Intersegment elimination.............      (35)         --          --        (30)         --           --
                                        ------    ---------   ---------    ------    ---------   ---------
Total................................   $4,372    $     --    $     --     $3,368    $     --    $      --
                                        ======    =========   =========    ======    =========   =========

                                                                IDENTIFIABLE ASSETS
                                                          --------------------------------
                                                            2001       1999        2000
                                                          --------   ---------   ---------
e-learning..............................................  $22,921    $     --    $      --
Permission e-mail marketing.............................    1,881          --           --
                                                          -------    ---------   ---------
Total...................................................  $24,802    $     --    $      --
                                                          =======    =========   =========

    In 2000 and 1999, we operated in one segment. These operations have been accounted for as a discontinued operations in all periods presented.

2001 COMPARED TO 2000

CONTINUING OPERATIONS

    Following the acquisition of Learn2.com on September 25, 2001, we operate in two segments: "e-learning" and "Permission e-mail marketing". Revenues and gross profits for 2001 relate solely to the Learn2.com operations acquired on September 25, 2001 through December 31, 2001. Operating expenses for 2001 comprise the operations of Learn2.com from September 25, 2001 through December 31, 2001 as well as the on-going general and administrative expenses that we incurred before and after the acquisition.

E-LEARNING

    e-learning revenues consist primarily of learning products and services sold or distributed through the Internet and of physical products sold through traditional retail channels. Cost of revenues consists of the expenses associated with the production and shipment of our physical products. In addition, it includes costs to develop custom courseware and other fulfillment costs. Net revenues for 2001 were approximately $2.7 million and composed of approximately $1.3 million of courseware and services licensed to corporate and government customers or 49% of revenues and approximately $1.4 million or 51% of revenues of courseware sold online, to online merchants and through traditional retail channels. For 2001, one customer accounted for 13.8% of the segment's revenue. This customer was acquired as part of the acquisition of Learn2.com on September 25, 2001. On a pro forma basis, assuming Learn2.com had been acquired on January 1, 2001, this customer would have accounted for 6.0% of our pro forma revenue for this segment.

PERMISSION E-MAIL MARKETING

    Permission e-mail marketing revenues consist primarily of permission e-mail marketing and tracking services. For 2001, one customer accounted for 61.7% of the segment's revenue. This customer was acquired as part of the acquisition of Learn2.com on September 25, 2001. On a pro forma basis, assuming Learn2.com had been acquired on January 1, 2001, this customer would have accounted for 46.9% of our pro forma revenue for this segment. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to fulfill our marketing and tracking services. Net revenues for 2001 were approximately $1.7 million.

OPERATING EXPENSES

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

    Research and product development expenses were approximately $1.1 million for 2001. Research and product development expenses relate to the development and enhancement of our technologies, content, Website and product design.

SALES AND MARKETING

    Sales and marketing expenses were approximately $2.9 million for 2001. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and advertising costs of marketing materials.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were approximately $7.5 million for 2001 compared to $8.2 million for 2000. These expenses consist of expenses associated with the general responsibilities of a public company, and exclude those costs associated with our transportation management and Internet postage businesses. These expenses include salaries and related costs for certain administrative functions, professional services, including legal and accounting services, insurance and an allocation of facilities costs.

IMPAIRMENT OF LONG-LIVED ASSETS

    On March 4, 2002, we announced that we will phase out our remaining production and distribution operations in Pryor, Oklahoma and consolidate our business in Golden, Colorado, which is the current home of our courseware and authoring tool development activities. We eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. Severance and related expenses attributable to the elimination of these positions will be approximately $300,000 and will be recorded in the quarter ended March 31, 2002. As a result of this decision, we reduced the value of our intangible assets as of December 31, 2001 by approximately $330,000.

NON-RECURRING COSTS

    In 2001, non-recurring charges related and consequential to the merger totaling approximately $2.6 million were incurred. These costs consisted primarily of $1.4 million for severance and other related payroll charges, $843,000 for Directors' & Officers' tail insurance for acts that occurred prior to the Learn2.com acquisition, and $340,000 for other costs related to our November 8, 2001 workforce reduction.

INTEREST INCOME

    Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Interest income, net, was income of $766,000 for 2001 compared to income of $4.0 million for 2000. The decrease in interest income, net, was due to decreased interest earned as a result of lower average cash balances resulting from our continued use of cash to fund our operations and lower interest rates.

INTEREST EXPENSE AND OTHER, NET

    Interest expense and other, net was an expense of $35,000 in 2001 compared to an expense of $178,000 in 2000.

DISCONTINUED OPERATIONS

NET LOSS FROM DISCONTINUED OPERATIONS

    For 2001, loss from discontinued operations reflects the operating expenses related to our transportation management business through the measurement date of April 19, 2001, net of revenues from that business of approximately $318,000. For 2000, loss from discontinued operations reflects the operating expenses related to our Internet postage and transportation management businesses net of revenues of approximately $5.3 million. Operating expenses for 2001 were significantly reduced from operating expenses for 2000 primarily due to reduced headcount resulting from our restructuring efforts in 2000. In addition, we significantly reduced our advertising and promotional activities in the first half of 2001 compared to the first half of 2000. Amortization of deferred stock compensation, which is recorded using the graded vesting method, was $2.3 million in 2001.

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

    In addition, in 2001, loss from discontinued operations was partially offset by the reversal of excess restructuring accruals related to Internet postage refunds and to certain contract terminations. We also reversed an excess allowance for doubtful accounts. These reversals totaled approximately
$1.0 million.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

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

    This income was offset by costs of discontinuing the transportation management business, including costs related to shutting down the business's operations after the April 19, 2001 measurement date, charges for fixed asset impairment and an accrual for lease termination costs. For 2001, the gain on disposal of discontinued operations, net was approximately $165,000.

    The net loss available for common stockholders was $22.4 million for 2001 compared to $112.8 million for 2000 and was attributable to the factors discussed above.

2000 COMPARED TO 1999

GENERAL AND ADMINISTRATIVE

    General corporate expenses totaled $8.2 million in 2000 compared to $9.2 million in 1999. The decrease in 2000 from 1999 was primarily due to lower salary cost as a result of lower bonuses paid and lower amortization of deferred stock compensation partially offset by higher facilities costs.

INTEREST INCOME

    Interest income, net, was $4.0 million in 2000 compared to $2.0 million in 1999. The increase in interest income, net, was due to increased interest earned as a result of higher average cash balances resulting from our initial public offering in October 1999 and private placements of preferred stock in August 1999 and July 1998.

INTEREST EXPENSE AND OTHER, NET

    Interest expense and other, net was an expense of $178,000 in 2001 compared to an expense of $37,000 in 1999.

NET LOSS FROM DISCONTINUED OPERATIONS.

    In 2000, loss from discontinued operations reflects the operating expenses related to the transportation management business and the Internet postage business, net of revenues from those businesses of $5.3 million. Operating expenses in 2000 were significantly higher than operating expenses in 1999, primarily due to increased headcount related expenses, higher facilities costs and increased spending on marketing programs, advertising and promotion. In addition, loss on discontinued operations for 2000 included $20.3 million of restructuring costs resulting from the phase-out of the Internet postage business and $1.7 million of in-process research and development resulting from the acquisition of Infinity Logistics Corporation and Automated Logistics Corp.

    During 2000, we undertook two corporate restructurings. In July 2000, we restructured our organization to accelerate development, marketing and sales of our transportation management business and while continuing our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings. These charges included $2.3 million for severance payments and benefits continuation for terminated employees, $13.3 million for asset write-offs, $2.9 million for contract terminations, and $1.8 for operations shutdown costs. Asset write-offs of $13.3 million included $4.4 million of prepaid marketing costs that were being amortized over the terms of the underlying contracts that had no future economic benefit due to the phase out of the Internet postage business.

    In May 2000, we acquired Infinity Logistics Corporation and Automated Logistics Corp. These companies provided transportation management products and services that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. Based on an independent appraisal, approximately $1.7 million of the purchase price was allocated to in-process research and development related to Infinity Logistics Corporation products that had not yet reached technological feasibility and had no alternative future use. This amount was expensed immediately. As of the acquisition date, in-process research and development of Infinity Logistics Corporation and Automated Logistics Corp. consisted of the development of two products, e-Warehouse, which was 80 percent complete, and DigitalShipper Enterprise, which was 75 percent complete. Of the $1.7 million of in-process research and development expensed, $143,000 related to e-Warehouse and approximately
$1.5 million related to DigitalShipper Enterprise.

    The e-Warehouse product was completed and introduced in July 2000 and the DigitalShipper Enterprise product was completed and introduced in late
June 2000. In March 2001, we discontinued offering the e-Warehouse product to new customers in order to continue to develop the operability and functionality of the product. In valuing the in-process technologies of Infinity Logistics Corporation and Automated Logistics Corp. at the acquisition date, we used a discounted cash flow analysis based on projected net product and services revenues, cost of revenues, operating expenses and income taxes resulting from these technologies over a 4-year period. The projected financial results, which were discounted using a 25 percent rate, were based on expectations for Infinity Logistics Corporation and Automated Logistics Corp. on a stand-alone basis and excluded any special synergistic benefits that we expected to achieve after the acquisition. The revenue projections for the developed technologies, which considered the release dates of new products, assumed a gradual decline. The revenue projections for the in-process research and development were based on expected trends in technology and timing of new product introductions. In 1999, loss from discontinued operations reflects the operating expenses related to the Internet postage business, net of revenues from that business of $1.3 million.

    The net loss available for common stockholders was $112.8 million for 2000 compared to $57.5 million for 1999 and was attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $72.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of December 31, 2001, we had cash and cash equivalents totaling
$6.3 million.

    Net cash used in continuing operations totaled $12.6 million for the year ended December 31, 2001 while cash used in continuing operations for the year ended December 31, 2000 was $1.9 million and cash provided by operations was $3.7 million in 1999. These amounts resulted primarily from net operating losses during those periods offset by non-cash charges.

    Net cash used in discontinued operations totaled $13.4 million, $72.3 million, and $52.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. These amounts resulted primarily from net operating losses during those periods offset by non-cash charges.

    Net cash provided by investing activities totaled $7.1 million for the year ended December 31, 2001. Net cash used in investing activities totaled
$19.9 million and $2.8 million for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2001, cash provided resulted mainly from the sale of discontinued operations and a decrease in restricted cash and other assets offset by merger related expenses and the purchase of assets.

    Net cash provided by financing activities totaled $0 for the year ended December 31, 2001. Net cash provided by financing activities was $630,000 and $160.0 million for the years ended December 31, 2000 and 1999, respectively.

    We have incurred significant net losses and negative cash flows from operations since our inception. At December 31, 2001, we had an accumulated deficit of approximately $211 million. On March 4, 2002, we announced that we will phase out our production and distribution operations in Pryor, Oklahoma and consolidate our e-learning business in Denver, Colorado, which is the current home of our courseware and authoring tool development activities. We eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. Severance and related expenses attributable to the elimination of these positions will be approximately $300,000 and will be recorded in the quarter ended March 31, 2002. When fully implemented these steps we expect that these steps will result in a reduction of operating expenses of approximately $5.5 million on an annualized basis. As a result of this decision, we reduced the value of our intangible assets as of December 31, 2001 by approximately $330,000. The operating results for future periods are subject to numerous uncertainties. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and achieve our business objectives.

    Our auditors have expressed substantial doubt as to our ability to continue as a going concern. However, our audited financial statements for the year ended December 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Management believes that if we meet our revenue and cash collection targets, we will have sufficient resources for our operating requirements and sufficient resources to realize our business plan at least for the next twelve months.

    However, our ability to achieve our projected revenue and positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in cash collections or in revenues in relation to expenses, or if our expenses continue to exceed revenues, then our results of operations and financial condition would be affected adversely and we may need to raise additional funds. If we need to raise additional funds we cannot be certain that we will be successful nor can we predict the terms under which such funds would be available if at all. If additional funds are not available through debt or equity financings, we may not be able to meet our on-going expenses unless we change our business plan, sell assets, curtail expenditures, and/or employ other strategies as are required in these circumstances. We believe that for us to raise additional funds without selling assets will be very difficult.

    In January 2002, a complaint was filed against our Company alleging certain common law claims. In connection with the settlement of the complaint, on January 24, 2002 we issued a promissory note in the principal amount of $400,000 accruing interest at the rate of 10% per annum. The promissory note is due and payable upon the earlier of (i) the completion of a Financing (as defined in the promissory note) or (ii) any dissolution, extraordinary dividend, recapitalization or similar transaction involving our company. At December 31, 2001, the principal amount of the promissory note is included in our other liabilities in other liabilities in the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS 121. We do not expect the adoption of SFAS 144 to have a material effect on our consolidated financial position or results of operations.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including both government and corporate obligations and money market funds.

    We have never held derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K and are presented beginning on page F-1.

SUPPLEMENTARY DATA

    The following tables set forth unaudited quarterly supplementary data for each of the eight quarters in the two-year period ended December 31, 2001.

                                                                 2001
                                           ------------------------------------------------
                                                            QUARTER ENDED
                                           MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                           --------   --------   ------------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from continuing operations..........  $ (1,366)  $ (2,385)    $ (4,132)     $ (3,139)
(Loss)/gain from discontinued
  operations.............................   (12,487)     3,018       (2,084)          134
Net loss.................................   (13,853)       633       (6,216)       (3,005)
Loss per share, basic and diluted:
Continuing operations....................  $  (0.04)  $  (0.06)    $  (0.11)     $  (0.05)
Discontinued operations..................  $  (0.33)  $   0.08     $  (0.05)     $     --
Net loss.................................  $  (0.37)  $   0.02     $  (0.16)     $  (0.05)

                                                                 2000
                                           ------------------------------------------------
                                                            QUARTER ENDED
                                           MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                           --------   --------   ------------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from continuing operations..........  $   (644)  $ (1,042)    $ (1,021)     $ (1,719)
Loss from discontinued operations........   (29,044)   (27,096)     (22,666)      (29,594)
Net loss.................................   (29,688)   (28,138)     (23,687)      (31,313)
Loss per share, basic and diluted:
Continuing operations....................  $  (0.02)  $  (0.03)    $  (0.03)     $  (0.05)
Discontinued operations..................  $  (0.80)  $  (0.73)    $  (0.60)     $  (0.78)
Net loss.................................  $  (0.82)  $  (0.76)    $  (0.63)     $  (0.83)

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURES

    On October 1, 2001, we terminated Ernst & Young LLP as our independent auditors. We then engaged Arthur Andersen LLP as of October 1, 2001 to serve as our independent auditors for the fiscal year ended December 31, 2001. This change was executed in connection with our merger with Learn2.com. Learn2.com had engaged Andersen as its independent public accountants since January 15, 1999.

    Prior to the engagement of Andersen as our independent auditors on October 1, 2001, we had not consulted with Andersen regarding any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF LEARN2

    The following table sets forth our directors' and executive officers' ages and positions as of March 18, 2002:

NAME                                              AGE      POSITION
----                                            --------   --------
Robert H. Ewald...............................     54      Executive Chairman of the Board of Directors
John V. Balen.................................     41      Director (1)
Robert J. Cresci..............................     58      Director (1)
Marcelo A. Gumucio............................     64      Director (2)
Marc E. Landy.................................     41      Executive Vice President, Chief Financial
                                                             Officer, Secretary and Treasurer
Laurie L. Lindsey.............................     46      Vice President, Product Development
Kevin C. Riley................................     40      President, e-learning Division
Rebecca Saeger................................     47      Director (2)
Jerry Sandoval................................     33      President Etracks

--------------------------
(1) Member of the Audit Committee

(2) Member of the Compensation Committee

    Robert H. Ewald has served as the Executive Chairman of the Board of Directors of our company since September 2001. Mr. Ewald served as our President and Chief Executive Officer from February 1999 to September 2001 and has served as a Director since January 1999. From July 1996 to July 1998, Mr. Ewald held various executive positions at Silicon Graphics, Inc., a manufacturer of computer workstations, servers and supercomputers, most recently as Executive Vice President and Chief Operating Officer. From August 1984 to June 1996,
Mr. Ewald held various management and executive positions with Cray
Research, Inc., a manufacturer of high performance computers, including President and Chief Operating Officer. Before joining Cray Research, Inc.,
Mr. Ewald led the Computing and Communications Division of the Los Alamos National Laboratory and was responsible for providing computing and communications services to government customers nationwide between 1980 and 1984. Mr. Ewald is currently a director of Ceridian, Inc., an information technology services company, and a member of the President's Information Technology Advisory Committee chartered by the White House. Mr. Ewald received his B.S. in civil engineering from the University of Nevada and his M.S. in civil engineering from the University of Colorado.

    Marcelo A. Gumucio has served as a Director of our company since
November 1998. Mr. Gumucio was the Chairman of the Board of our company from November 1998 to September 2001. Mr. Gumucio is Managing Partner of Gumucio, Burke and Associates, a private investment firm that he co-founded in 1992. From April 1996 to July 1997, Mr. Gumucio was Chief Executive Officer of Micro Focus PLC, an enterprise software provider. He has also served as a member of the Micro Focus' board of directors since January 1996. Before joining Micro Focus, Mr. Gumucio was President and Chief Executive Officer of Memorex Telex NV between 1992 and 1996. Mr. Gumucio currently serves on the board of directors of BidCom, Inc., Digital Island and Burr Brown Corporation and serves as Chairman of the boards of WebSentric and NetFreight. Mr. Gumucio received his B.S. in mathematics from the University of San Francisco and M.S. in applied mathematics and operations research from the University of Idaho. Mr. Gumucio is also a graduate of the Harvard Business School Advanced Management Program.

    John V. Balen has served as a Director of our company since July 1998.
Mr. Balen joined Canaan Partners, a national venture capital investment firm, in September 1995 where he is currently a general partner. From June 1985 to June 1995, Mr. Balen served as Managing Director of Horsley Bridge Partners, a private equity investment management firm. Mr. Balen currently serves on the board of directors of Commerce One and several private companies. Mr. Balen received his B.S. in electrical engineering and M.B.A. from Cornell University.

    Rebecca Saeger has served as a Director of our company since
September 1999. Since June 1997, Ms. Saeger has served as Executive Vice President of Brand Marketing for VISA U.S.A., a provider of payment products and services. From June 1991 to May 1997, Ms. Saeger served in various positions at

Foote, Cone & Belding San Francisco, an advertising agency, including Senior Vice President, Group Management Supervisor and Director of Account Management. From June 1980 to April 1991, Ms. Saeger worked at Ogilvy and Mather New York, an advertising agency, where she held a variety of positions, including most recently, Senior Vice President, Group Director. Ms. Saeger received her B.A. from Muhlenberg College and M.B.A. from the Wharton School of Business, University of Pennsylvania.

    Robert J. Cresci has served as a Director of our company since
October 1999. Since 1990, Mr. Cresci has served as a Managing Director of Pecks Management Partners Ltd., which specializes in managing portfolios of public and private convertible securities for institutional clients. Mr. Cresci currently serves on the board of directors of Sepracor, Inc., Aviva Petrolium Ltd., Film Roman, Inc., Castle Dental Centers, Inc., j2 Global Communications, Inc., Candlewood Hotel Co. and SeraCare Life Sciences, Inc. and several private companies. Mr. Cresci is a graduate of the United States Military Academy at West Point and received an MBA from Columbia University.

    Marc E. Landy has served as the Executive Vice President, Chief Financial Officer, Secretary and Treasurer of our company since September 2001. From February 1999 to September 2001, Mr. Landy served as the Executive Vice President, Chief Financial Officer and Secretary of Learn2.com, Inc. From November 1996 to February 1999, Mr. Landy served as the Vice President and Chief Financial Officer of Street Technologies, Inc. Mr. Landy is a CPA and from 1990 to 1992 he was a Senior Audit Manager at Ernst & Young. Mr. Landy has a B.S. in accounting from the University of Florida.

    Laurie L. Lindsey has served as the Vice President of Product Development of our company since October 2001 and from April 2000 to May 2001. From June 2001 to September 2001 Ms. Lindsey was a consultant. From August 1997 to
February 2000, Ms. Lindsey was Director of the EcoTOOLS Product Center for Compuware. From February 1992 to June 1997, Ms. Lindsey was Director of Engineering at Novell, Inc. Ms. Lindsey received her B.S. in Mathematics and Computer Science from University of California, Riverside, and her M.S. in Computer Science from California State University, Fullerton.

    Kevin C. Riley has served as the President of the e-learning Division of our company since September 2001. From January 1999 to September 2001, Mr. Riley served as Executive Vice President of Sales and Marketing of Street Technologies and President of the Learning Services Division of Learn2.com. From August 1996 to January 1999, Mr. Riley served as Executive Vice President of Sales and Marketing of Ziff-Davis Education.

    Jerry Sandoval is a co-founder of Etracks and has served as President of Etracks since June 1998. During the period from October 1996 to June 1998, Mr. Sandoval served as President, Vice President of Research & Development and Director of Development at Make It So, Inc.

CLASSIFIED BOARD

    Our certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors will be elected each year. Rebecca Saeger has been designated a Class III director whose term expires at the 2002 annual meeting of stockholders. Robert J. Cresci and John V. Balen have been designated as Class I directors whose terms expire at the 2003 annual meeting of stockholders. Robert H. Ewald and Marcelo Gumucio have been designated as Class II directors whose terms will expire at the 2004 annual meeting of stockholders. This classification of the board of directors may delay or prevent a change in control of our company or in our management.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by the Securities and Exchange Commission's rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied, except that James A. Cannavino, Stephen P. Gott, S. Lee Kling, Marc E. Landy, Laurie L. Lindsey, Kevin C. Riley and Donald Schupak each filed a Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Except as described in this Item 11, we do not currently compensate our directors in cash for their service as members of the board of directors, although we reimburse our directors for expenses in connection with attendance at board of director, compensation committee and audit committee meetings. We currently pay Mr. Ewald $24,166 per month for his services as Executive Chairman of the Board of Directors. In addition, we provide Mr. Ewald with health coverage and other employee benefits. We currently pay Mr. Gumucio $9,537 per month for his service as a board member. In addition, we provide Mr. Gumucio with health coverage and other employee benefits, and have agreed to provide
Mr. Gumucio and his dependents with continued health coverage until age of 65. Under our stock option plan, directors are eligible to receive stock option grants at the discretion of the board of directors or other administrator of the plan.

EXECUTIVE COMPENSATION

    The table below summarizes the compensation earned for services rendered to us in all capacities for the fiscal year ended December 31, 2001, by each person that (i) served as chief executive officer during the last fiscal year,
(ii) two highly compensated executive officers that were serving as executive officers at the end of the fiscal year and (iii) any individual that would have qualified under category (ii) but for the fact that such individual was not an executive officer at the end of the fiscal year. These executives are referred to herein as the named executive officers.

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                               SECURITIES
                                                                              ------------
                                                                               UNDERLYING
                                                  ANNUAL COMPENSATION           OPTIONS
                                            -------------------------------      (# OF          ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR     SALARY($)   BONUS($)     SHARES)      COMPENSATION($),
---------------------------                 --------   ---------   --------   ------------   ----------------
Robert H. Ewald ..........................    2001      290,000    350,150            --          269,672(4)
  Executive Chairman of the Board and         2000      296,657    100,000       928,906          273,398(5)
  Former President and Chief Executive        1999      227,169    125,000     1,626,250          862,084(6)
  Officer
Stephen P. Gott Former ...................    2001       11,250    140,000            --          300,000(7)
  President and Chief Executive Officer(1)
Marc E. Landy ............................    2001       46,667     60,000            --               --
  Executive Vice President, Chief
  Financial Officer, Secretary and
  Treasurer
Edward F. Malysz .........................    2001      130,208    145,150        35,156          247,766(8)
  Former Vice President, General Counsel,     2000      150,024     50,000        60,000           60,635(9)
  Secretary and Acting Chief Financial        1999       73,235     70,500       187,500            2,125(10)
  Officer(2)
Roderick M. Witmond ......................    2001       86,126     30,000            --          376,767(12)
  Former Vice President, Business             2000      166,500     54,000        85,000           66,955(11)
  Development(3)                              1999       62,826     40,000       187,500            1,425(10)
Laurie L. Lindsey ........................    2001      124,728     30,000       250,000           56,426(13)
  Vice President, Product Development         2000      139,346     18,000       340,000            2,841(10)

--------------------------
(1) Mr. Gott served as Chief Executive Officer and President of our company from September 2001 to October 2001.

(2) Mr. Malysz served as Vice President, General Counsel and Secretary of our company from June 1999 to September 2001. In addition, he served as Chief Financial Officer of our company from April 2000 to September 2001.

(3) Mr. Witmond served as Vice President, Business Development of our company from August 1999 until May 2001.

(4) Includes $267,464 for the forgiveness of a portion of a loan and a contribution to our 401(k) of plan in 2001 on behalf of Mr. Ewald.

(5) Includes $270,523 for the forgiveness of a portion of a loan and a contribution to our 401(k) plan in 2000 on behalf of Mr. Ewald.

(6) Includes $860,000 for a stock bonus award and a contribution to our 401(k) plan in 2001 on behalf of Mr. Ewald.

(7) Includes $300,000 of severance paid to Mr. Gott in connection with his resignation from our company in October 2001.

(8) Includes $175,000 of severance paid to Mr. Malysz in connection with his termination of employment from our company in September 2001, $70,313 for a forgiveness of loan, and a contribution to our 401(k) plan in 2001 on behalf of Mr. Malysz.

(9) Includes $58,008 for common stock repurchased at a price exceeding the fair value of the common stock at the date of repurchase and a contribution to our 401(k) plan in 2000 on behalf of Mr. Malysz.

(10) Represents a contribution to our 401(k) plan in behalf of the named executive officer.

(11) Includes $63,408 for common stock repurchased at a price exceeding the fair value of the common stock at the date of repurchase and a contribution to our 401(k) plan in 2000 on behalf of Mr. Witmond.

(12) Includes $175,000 of severance paid to Mr. Witmond in connection with his termination of employment from our company in May 2001, $200,000 for a forgiveness of a loan, and a contribution to our 401(k) plan in 2001 on behalf of Mr. Witmond.

(13) Includes $53,776 of severance paid to Ms. Lindsey in connection with her termination of employment from our company in May 2001 and a contribution to our 401(k) plan in 2001 on behalf of Ms. Lindsey. Ms. Lindsey was rehired by the Company in October, 2001.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides certain information relating to stock options granted to our named executives during the fiscal year ended December 31, 2001. In addition, as required by rules promulgated by the Securities and Exchange Commission, the table sets forth the hypothetical gains that would exist for the shares subject to such options based on assumed annual compound rates of stock price appreciation during the option term.

                                                                                             POTENTIAL REALIZED
                                                                                                  VALUE AT
                                                                                               ASSUMED ANNUAL
                                                                                                  RATES OF
                                                         % TOTAL                                 STOCK PRICE
                                           NUMBER OF     OPTIONS                              APPRECIATION FOR
                                           SECURITIES   GRANTED TO                             OPTION TERM (2)
                                           UNDERLYING   EMPLOYEES    EXERCISE   EXPIRATION   -------------------
NAME                                        OPTIONS     IN 2001(1)    PRICE       DATES         5%        10%
----                                       ----------   ----------   --------   ----------   --------   --------
Edward F. Malysz.........................    35,156          7.8%    $   0.17    6/8/2011    $ 3,759    $ 9,525
Laurie L. Lindsey........................   250,000         55.8%    $   0.12    10/10/11    $18,867    $47,812

--------------------------
(1) We granted stock options representing approximately 448,000 shares of our common stock to employees during the fiscal year ended December 31, 2001.

(2) The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock options exercises are dependent upon a number of factors, including the future performance of our common stock and the timing of option exercises, as well as the optionee's continued employment through the vested period. There can be no assurance that the amounts reflected in this table will be achieved.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table provides information about exercised stock options held by our named executive officers. During fiscal year 2001, none of our named executives exercised stock options.

                                                                            NUMBER OF
                                                                      SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                                       UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                                     AT DECEMBER 31, 2001(2)      AT DECEMBER 31, 2001 (1)
                                             SHARES      VALUE     ---------------------------   ---------------------------
NAME                                        EXERCISED   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                        ---------   --------   -----------   -------------   -----------   -------------
Robert H. Ewald...........................        --        --             --            --       $      --      $      --
Marc E. Landy.............................        --        --             --            --              --             --
Laurie L. Lindsey.........................        --        --             --       250,000              --             --

--------------------------
(1) Value based on the December 31, 2001 closing price of our common stock on the Nasdaq National Market of $0.12 per share. Underlying options that are not in the money are not valued in this table.

(2) In January 2002, Messrs. Ewald and Landy elected to participate in an offer to exchange all of their outstanding stock options in exchange for new options that will be granted by our company on or about August 1, 2002. The offer to exchange was made available to certain eligible employees, officers and directors of our company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the fiscal year ended December 31, 2001, Thomas L. Rosch, Rebecca Saeger, S. Lee Kling, James A. Cannavino and Marcelo A. Gumucio served as members of our company's Compensation Committee.

    Pursuant to a stock pledge agreement between our company and Marcelo Gumucio and Carole Gumucio, as of April 9, 2001, we had the right to repurchase 15,000 shares of our common stock upon an event of default under the agreement. The stock pledge agreement was entered into in connection with a loan of approximately $150,000 to the Gumucio's. The purpose of the loans was to pay the taxes incurred by the Gumucio's upon receipt of a 62,500 share stock bonus to Mr. Gumucio. Mr. Gumucio issued to our company a promissory note in connection with the loan. In September 2001, we forgave the promissory note issued by Mr. Gumucio in its entirety together with a tax gross up on the forgiveness.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS.

    In September 2001, we entered into a retention agreement with Robert H. Ewald, which provides for the payment of one year base salary, continued health coverage for a one year period, and the forgiveness of loans related to the early exercise of stock options in the event that Mr. Ewald's employment is terminated without "Cause" (as defined in the retention agreement) or if Mr. Ewald resigns his employment for "Good Reason" (as defined in the retention agreement) within the two-year period following the completion of the merger with Learn2.com, Inc.

    Learn2.com entered into an Employment Agreement, dated as of February 16, 1999, employing Marc E. Landy as its Chief Financial Officer. The parties entered into amendments to the employment agreement dated as of February 16, 2001 and February 16, 2002. The term of Mr. Landy's employment agreement continues until February 16, 2003, subject to earlier termination for death, disability, resignation or removal. Mr. Landy's annual base salary is $175,000. If Mr. Landy resigns his employment for "Good Reason" (as defined in the employment agreement), if we terminate his employment without "Cause" (as defined in the employment agreement), or if we elect not to extend the term of Mr. Landy's employment, Mr. Landy will be entitled to (1) receive his base salary, benefits and incentive bonuses to which he is entitled but not paid, up to and including the effective date of his termination of employment,
(2) receive an amount equal to one year's base salary, (3) with respect to fully vested options, the privilege of exercising the unexercised portion of such options upon the later of (x) one year from the effective date of his termination or (y) thirty days from the expiration of any restriction on the sale, transfer or other disposition of the shares of common stock underlying the options, and (4) receive an amount equal to the higher of (x) any bonus or incentive compensation he earned or received with respect to the prior fiscal year or (y) $40,000. Mr. Landy's employment agreement also contains confidentiality, non-competition and indemnification provisions.

    Street Technologies entered into an Employment Agreement, dated as of January 12, 1999, employing Kevin C. Riley. The parties entered into an Amendment to the employment agreement on April 18, 2001. Mr. Riley's base salary is $190,000. If Mr. Riley resigns his employment for "Good Reason" (as defined in the employment agreement), or if Learn2, Inc. terminate his employment without "Cause" (as defined in the employment agreement), Mr. Riley will be entitled to (1) receive his base salary, benefits and incentive bonuses to which he is entitled but not paid, up to and including the effective date of his termination of employment, (2) receive his base salary paid consistent with Learn2, Inc.'s payroll practices for one (1) year from the effective date of his termination of employment under the employment agreement, (3) with respect to all fully vested options owned by him on the effective date of his termination of employment under the employment agreement, the privilege of exercising the unexercised portion of the options upon (1) year from the effective date of his termination of employment, and (4) receive an amount equal to $60,000.

    We entered into an Employment Agreement, dated as of October 1, 2001, employing Laurie L. Lindsey as our Vice President, Product Development.
Ms. Lindsey's annual base salary is $175,000 and is eligible to receive a performance bonus. Ms. Lindsey is being reimbursed for certain expenses related to relocation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth certain information that has been provided to our company with respect to the beneficial ownership of shares of our common stock as of March 20, 2002 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers listed in the Summary Compensation Table and (iv) all directors and executive officers of our company as a group. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Learn2 Corporation, 111 High Ridge Road, Stamford, Connecticut 06905.

                                                           AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER (1)                               BENEFICIAL OWNERSHIP   PERCENT OF CLASS (2)
----------------------------                               --------------------   --------------------
RGC International Investors, LDC ........................       12,609,323                16.7%
  c/o Rose Glen Capital Management, L.P.
  3 Bala Plaza East, Suite 501
  251 St. Asaphs Road
  Bala Cynwyd, PA 19004
Robert H. Ewald..........................................          780,285                 1.0%
John V. Balen (3)........................................               --                   *
Robert J. Cresci (4).....................................               --                   *
Stephen P. Gott (5) .....................................        3,581,014                 4.7%
  26 Reynolds Street
  Katonah, New York 10536
Marcelo A. Gumucio (6)...................................          470,222                   *
Marc E. Landy............................................           26,737                   *
Laurie L. Lindsey........................................               --                   *
Edward F. Malysz ........................................           61,535                   *
  19755 Yuba Court
  Saratoga, CA 95070
Kevin C. Riley...........................................               --                   *
Rebecca Saeger (7).......................................           37,500                   *
All current directors and named executive officers as a
  group
  (8 persons) (8)........................................        1,376,279                 1.8%

------------------------

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of March 20, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of any other person.

(2) As of March 20, 2002, there were 75,576,764 shares of our common stock outstanding.

(3) Mr. Balen disclaims beneficial ownership of 1,497,877 shares of our common stock beneficially owned by Canaan Equity, L.P. Mr. Balen is a principal of Canaan Partners.

(4) Mr. Cresci disclaims beneficial ownership of (i) 96,968 shares of our common stock held by the Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., (ii) 145,490 shares of our common stock held by the Declaration of Trust for Defined Benefit Plans of ICI American
    Holdings Inc. and (iii) 484,990 shares of our common stock held by the Delaware State Employees' Retirement Fund. The funds listed in this footnote are managed by Pecks Management Partners Ltd., of which Mr. Cresci is a Managing Director.

(5) Shares shown as beneficially owned include 474,700 shares of our common stock issuable upon the exercise of options.

(6) Shares shown as beneficially owned include 31,250 shares of our common stock issuable upon the exercise of stock options and 69,954 shares that are unvested and subject to a right of repurchase of our Company which lapses over time.

(7) Shares shown as beneficially owned include 37,500 shares of our common stock issuable upon the exercise of options.

(8) Shares shown as beneficially owned include 68,750 shares of our common stock issuable upon the exercise of options.

CHANGE IN CONTROL

    We are not aware of any arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRASNACTIONS

    In connection with the early exercise of stock options held by Robert H. Ewald, Chairman of the Board of our company, Edward F. Malysz, former Vice President, General Counsel, Secretary and Chief Financial Officer of our company, and Roderick M. Witmond, former Vice President of Business Development of our company, we extended secured loans to each of Messrs. Ewald, Malysz and Witmond. The loans were secured pursuant to restricted stock purchase agreements and related letter agreements between our company and each of Messrs. Ewald, Malysz and Witmond. Messrs. Ewald, Malysz and Witmond issued to our company promissory notes in connection with these loans. In October 2000, we repurchased at the original purchase price certain of the shares held by Messrs. Ewald, Malysz and Witmond, and reduced the principal amount remaining under the promissory notes. In September 2001, we forgave the promissory notes issued by Messrs. Malysz and Witmond in their entirety together with a tax gross up on the forgiveness. The principal amount currently outstanding under the promissory note issued by Mr. Ewald is approximately $469,688 and under the terms of Mr. Ewald's retention agreement, the loan will be forgiven in the event that Mr. Ewald's employment is terminated without "Cause" (as defined in the retention agreement) or if Mr. Ewald resigns his employment for "Good Reason" (as defined in the retention agreement) within the two-year period following the completion of the merger with Learn2.com, Inc. We have fully reserved the loan.

    Pursuant to a stock pledge agreement between our company and Marcelo Gumucio and Carole Gumucio and a stock pledge agreement between our company and Robert
H. Ewald, as of April 9,

2001, we had the right to repurchase 15,000 and 4,374 shares of our common stock, respectively, upon an event of default under such agreements. The stock pledge agreements were entered into in connection with a loan of approximately $410,000 to Mr. Ewald and a loan of $150,000 to the Gumucio's. The purpose of the loans was to pay the taxes incurred by both parties upon receipt of a 125,000 share stock bonus to Mr. Ewald and a 62,500 share stock bonus to Mr. Gumucio. Messrs. Ewald and Gumucio issued to our company promissory notes in connection with these loans. In September 2001, we forgave the promissory notes issued by Messrs. Ewald and Gumucio in their entirety together with a tax gross up on the forgiveness.

    In the second quarter of 2001, we entered into severance arrangements with Edward F. Malysz, Roderick M. Witmond, Paul Goldman and Daniel P. Walsh, former Vice President of Operations of our company. The severance arrangements provide for the payment of one year of base salary, continued health coverage for a one-year period, the forgiveness of certain loans related to the early exercise of stock options and in the case of Mr. Witmond a loan on the purchase of a home.

    In May 2001, we entered into separation agreements with each Laurie L. Lindsey pursuant to which each executive officer released any claims against our company and our company agreed to provide each of them with one year of severance benefits. In October 2001, Ms. Lindsey rejoined our company and we amended her separation agreement to provide that in the event that she separates from our company again she will be entitled to receive the remaining severance benefits under her separation agreement.

    In connection with the completion of our merger with Learn2.com, Inc., and consequential to we made payments aggregating $1.1 million to Robert H. Ewald, Marc E. Landy Edward F. Malysz, Stephen P. Gott, and an affiliate company of Donald Schupak, former Director of our company.

    On September 25, 2001, we acquired all of the outstanding stock of Learn2.com. Under the terms of the merger agreement, we issued approximately
37.8 million shares of our common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of our common stock resulting in our stockholders immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. In connection with the merger, we made a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) 1. Consolidated Financial Statements. The following consolidated financial statements, and related notes, of Learn2 Corporation and the Report of Independent Public Accountants are filed as part of this Form 10-K.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Public Accountants (Arthur Andersen
  LLP)......................................................     F-1

Report of Independent Auditors (Ernst & Young LLP)..........     F-2

Consolidated Balance Sheets.................................     F-3

Consolidated Statements of Operations.......................     F-4

Consolidated Statements of Cash Flows.......................     F-5

Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity (Deficit)..................     F-6

Notes to Consolidated Financial Statements..................     F-7

    (a) 2. Financial Statement Schedules. All financial statement schedules required by Item 14 (a) (2) have been omitted because the required information has been included in the Consolidated Financial Statements or Notes thereto.

    (a) 3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

    (b) Reports on Form 8-K. We filed a Current Report on Form 8-K dated September 25, 2001 with the Securities and Exchange Commission on October 5, 2001 to report (i) under Items 4 and 7 the change in our certifying accountant and (ii) under Item 5 the resignation of Stephen P. Gott as a director and employee of our company and its affiliates.

    We filed a Current Report on Form 8-K dated September 25, 2001 with the Securities and Exchange Commission on October 10, 2001 to report (i) under Item 2 the closing of the merger withLearn2.com, Inc. and (ii) under Item 7 (a) the consolidated financial statements of Learn2.com, Inc. as of December 31, 2000 and 1999 and (b) the unaudited consolidated financial statements of Learn2.com, Inc. as of March 31, 2001 and June 30, 2001.

    We filed a Current Report on Form 8-K/A dated September 25, 2001 with the Securities and Exchange Commission on December 6, 2001 to report (i) under Item 2 (a) the closing of the merger with Learn2.com, Inc. and (b) the relisting of our common stock on the Nasdaq National Market and (ii) under Item 7 pro forma combined condensed statements of operations for the nine-month period ended September 30, 2001 and the year ended December 31, 2000 reflecting the merger with Learn2.com, Inc.

    (c) Exhibits The following exhibits are filed with this report:

       EXHIBIT                                  DESCRIPTION
---------------------   ------------------------------------------------------------
       3.1 (1)          Amended and Restated Certificate of Incorporation of E-Stamp
                        Corporation.

       3.2 (1)          Amended and Restated Bylaws of E-Stamp Corporation.

      10.1 (2) Indemnification Agreement between E-Stamp Corporation and each of its directors and officers.

      10.2 (2) 1999 Stock Plan of E-Stamp Corporation and form of agreements thereunder.

      10.3 (2)          1999 Employee Stock Purchase Plan of E-Stamp Corporation and
                        form of agreements thereunder.

      10.4 (2)          1999 Director Option Plan of E-Stamp Corporation and form of agreements thereunder.

      10.5 (2)          1996 Stock Option and Restricted Stock Plan of E-Stamp
                        Corporation.

       EXHIBIT                                  DESCRIPTION
---------------------   ------------------------------------------------------------
      10.6 (2)          1996 Non-Employee Director Stock Option Plan of E-Stamp
                        Corporation.

      10.7 (3)          Promissory Note, dated January 14, 2000, issued by Robert H.
                        Ewald to E-Stamp Corporation in the principal amount of
                        $409,962.

      10.8 (3)          Stock Pledge Agreement, dated December 22, 1999, between
                        E-Stamp Corporation and Marcelo Gumucio.

      10.9 (3)          Stock Pledge Agreement, dated January 14, 2000, between
                        E-Stamp Corporation and Robert H. Ewald.

      10.10 (4)         Promissory Note, dated June 7, 2000, issued by Roderick M.
                        Witmond to E-Stamp Corporation in the principal amount of
                        $400,000.

      10.11 (4)         Letter, dated October 23, 2000, from E-Stamp Corporation to
                        Robert H. Ewald.

      10.12 (5)         Change of Control Severance Agreement, effective as of
                        November 17, 2000, between E-Stamp Corporation and Robert H.
                        Ewald.

      10.13 (5)         Change of Control Severance Agreement, effective as of
                        November 17, 2000, between E-Stamp Corporation and Laurie L.
                        Lindsey.

      10.14 (6)         Retention Agreement, dated as of September 25, 2001, between
                        Learn2 Corporation and Robert H. Ewald

      10.15 (6)         Employment Agreement, dated as of February 16, 1999, between
                        Learn2.com, Inc. and Marc E. Landy.

      10.16 (6)         Amendment to Employment Agreement, dated as of February 16,
                        2001, between Learn2.com, Inc. and Marc E. Landy.

      10.17             Second Amendment to Employment Agreement, dated as of
                        February 16, 2002, between Learn2 Corporation (successor to
                        Learn2.com, Inc.) and Marc E. Landy.

      10.18 (6)         Amendment to Employment Agreement dated May 31, 2001,
                        between Learn2.com, Inc. and Kevin C. Riley.

      10.19 (7)         Form of Lock-Up Agreement, dated as of September 25, 2001, between Learn2.com, Inc. and Marc E. Landy, Donald Schupak and Stephen P. Gott.

      10.20 (7)         Form of Lock-Up Agreement, dated as of September 25, 2001, between E-Stamp Corporation and Robert H. Ewald, Marcelo A.
                        Gumucio, John V. Balen, Rebecca Saeger and Robert J. Cresci.

      10.21             Form of Promissory Note, dated January 24, 2002, issued by
                        Learn2 Corporation in the principal amount of $400,000.

      23.1              Consent of Ernst & Young LLP, Independent Auditors.

      23.2              Consent of Arthur Andersen LLP, Independent Public
                        Accountants.

      99.1 (8) Registration Rights Agreement, dated as of April 25, 2001, between Learn2 Corporation, Learn2.com, Inc. and RGC
                        International Investors, LDC.

      99.2              Letter, dated March 28, 2002, from Learn2 Corporation to the
                        Securities and Exchange Commission.

------------------------

(1) Incorporated by reference from the Registration Statement on Form S-1/A-2 (Registration No. 333-85359) filed by E-Stamp Corporation with the Securities and Exchange Commission on September 13, 1999.

(2) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-85359) filed by E-Stamp Corporation with the Securities and Exchange Commission on August 17, 1999.

(3) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-96013) filed by E-Stamp Corporation with the Securities and Exchange Commission on February 2, 2000.

(4) Incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (SEC File No. 0-27417) filed by E-Stamp Corporation with the Securities and Exchange Commission on November 14, 2000.

(5) Incorporated by reference from the Annual Report on Form 10-K for the fiscal ended December 31, 2000 (SEC File No. 0-27417) filed by E-Stamp Corporation with the Securities and Exchange Commission on March 29, 2001.

(6) Incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (SEC File No. 0-27417) filed by E-Stamp Corporation with the Securities and Exchange Commission on November 14, 2001.

(7) Incorporated by reference from the Registration Statement on Form S-4/A-1 (Registration No. 333-60520) filed by E-Stamp Corporation with the Securities and Exchange Commission on June 29, 2001.

(8) Incorporated by reference from the Registration Statement on Form S-3 (Registration No. 333-75232) filed by Learn2 Corporation with the Securities and Exchange Commission on December 14, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Stamford, Connecticut, on March 28, 2002.

                                                       LEARN2 CORPORATION

                                                       By:              /s/ MARC E. LANDY
                                                            -----------------------------------------
                                                                          Marc E. Landy
                                                            Executive Vice President, Chief Financial
                                                                 Officer Secretary and Treasurer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Executive Chairman of the
                 /s/ ROBERT H. EWALD                     Board
     -------------------------------------------         (Principal Executive          March 28, 2002
                   Robert H. Ewald                       Officer)

                  /s/ JOHN V. BALEN
     -------------------------------------------       Director                        March 28, 2002
                    John V. Balen

                /s/ ROBERT J. CRESCI
     -------------------------------------------       Director                        March 28, 2002
                  Robert J. Cresci

               /s/ MARCELO A. GUMUCIO
     -------------------------------------------       Director                        March 28, 2002
                 Marcelo A. Gumucio

                 /s/ REBECCA SAEGER
     -------------------------------------------       Director                        March 28, 2002
                   Rebecca Saeger

                                                       Executive Vice President,
                  /s/ MARC E. LANDY                      Chief Financial Officer,
     -------------------------------------------         Secretary and Treasurer       March 28, 2002
                    Marc E. Landy                        (Principal Financial
                                                         Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Learn2 Corporation:

    We have audited the accompanying consolidated balance sheet of Learn2 Corporation (a Delaware corporation) as of December 31, 2001, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Learn2 Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from and negative cash flow from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Arthur Andersen LLP

New York, New York
March 13, 2002

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
E-Stamp Corporation

    We have audited the accompanying balance sheets of Learn2 Corporation (formerly E-Stamp Corporation) as of December 31, 2000, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Learn2 Corporation (formerly E-Stamp Corporation) at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that Learn2 Corporation (formerly E-Stamp Corporation) will continue as a going concern. As more fully described in Note 1, in April 2001, the Company announced its intention to cease its current business operations prior to its proposed merger with Learn2.com. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 20, 2001
except for the third paragraph of Note 1, as to which the date is April 20, 2001.

                               LEARN2 CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,337   $ 25,233
  Restricted cash...........................................        --      3,750
  Accounts receivable, net of allowance of $183 and $0,
    respectively............................................     2,945        369
  Inventories...............................................       549         --
  Prepaid expenses and other current assets.................       666      2,121
                                                              --------   --------
    Total current assets....................................    10,497     31,473
Fixed assets--net...........................................     3,409      5,493
Capitalized software--net...................................     9,425         --
Intangible assets -- net....................................     1,298      1,881
Goodwill--net...............................................        --      2,860
Other assets................................................       173      1,200
                                                              --------   --------
    Total assets............................................  $ 24,802   $ 42,907
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     2,434      3,529
  Accrued expenses and other current liabilities............     3,653      2,140
  Accrued restructuring costs...............................       308      5,933
  Deferred revenue..........................................       120        328
                                                              --------   --------
    Total current liabilities...............................     6,515     11,930
Other liabilities...........................................       423         --
                                                              --------   --------
    Total liabilities.......................................     6,938     11,930
Commitments and contingencies
Stockholder's equity:
  Common stock, $0.001 par value per share: 200,000 shares
    authorized, 75,578 and 38,014 shares issued and
    outstanding at December 31, 2001 and 2000,
    respectively............................................        76         38
  Additional paid in capital................................   229,333    224,878
  Notes and accounts receivable from directors..............        --       (664)
  Deferred stock compensation...............................      (451)    (4,622)
  Accumulated deficit.......................................  (211,094)  (188,653)
                                                              --------   --------
  Total stockholder's equity................................    17,864     30,977
                                                              --------   --------
  Total liabilities and stockholders' equity................  $ 24,802   $ 42,907
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LEARN2 CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEAR ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001       2000        1999
                                                              --------   ---------   --------
Net revenues................................................  $  4,372   $      --   $     --
Cost of revenues............................................     1,004          --         --
                                                              --------   ---------   --------
Gross margin................................................     3,368          --         --
Operating expenses:
  Research and product development..........................     1,058          --         --
  Sales and marketing.......................................     2,940          --         --
  General and administrative................................     7,479       8,230      9,208
  Depreciation and amortization.............................       732          --         --
  Impairment of long-lived assets...........................       330          --         --
  Non-recurring costs.......................................     2,582          --         --
                                                              --------   ---------   --------
  Total operating expenses..................................    15,121       8,230      9,208
                                                              --------   ---------   --------
Operating loss..............................................   (11,753)     (8,230)    (9,208)
Interest income.............................................       766       3,982      1,979
Interest expense and other expense, net.....................       (35)       (178)       (37)
                                                              --------   ---------   --------
Net loss from continuing operations.........................   (11,022)     (4,426)    (7,266)
                                                              --------   ---------   --------
Discontinued operations:
  Net loss from discontinued operations.....................   (11,584)   (108,400)   (48,144)
  Gain on disposal of discontinued operations...............       165          --         --
                                                              --------   ---------   --------
                                                               (11,419)   (108,400)   (48,144)
                                                              --------   ---------   --------
  Net loss..................................................   (22,441)   (112,826)   (55,410)
  Accretion on redeemable convertible preferred stock.......        --          --     (2,086)
                                                              --------   ---------   --------
  Net loss available to common stockholders.................  $(22,441)  $(112,826)  $(57,496)
                                                              ========   =========   ========
Basic and diluted loss per common share:
  Continuing operations.....................................  $  (0.23)  $   (0.12)  $  (0.42)
                                                              ========   =========   ========
  Discontinued operations...................................  $  (0.23)  $   (2.92)  $  (2.78)
                                                              ========   =========   ========
  Net loss available to common stockholders.................  $  (0.46)  $   (3.04)  $  (3.32)
                                                              ========   =========   ========
Weighted average basic and diluted shares outstanding.......    48,369      37,144     17,313
                                                              ========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LEARN2 CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                2001       2000        1999
                                                              --------   ---------   --------
Cash flows from operating activities:
  Net loss..................................................  $(22,441)  $(112,826)  $(55,410)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization...........................       871         148         64
    Net loss from discontinued operations...................    11,584     108,400     48,144
    Gain on disposal of discontinued operations.............      (165)         --         --
    Bad debt expense........................................        41          --         --
    Amortization of deferred stock compensation.............     1,551       3,448      5,184
    Impairment of long-lived assets.........................       330          --         --
    Stock-based compensation................................        --          --        860
    Reduction of notes receivable...........................       664          --         --
    Deferred revenue........................................       120
  Change in operating assets and liabilities:
    Accounts receivable.....................................      (684)         --         --
    Prepaid expenses and other current assets...............       112       1,915     (2,482)
    Inventories.............................................       189          --         --
    Accounts payable and accrued expenses...................    (4,753)     (2,990)     7,342
    Other liabilities.......................................       (16)         --         --
                                                              --------   ---------   --------
      Net cash (used in) provided by continuing
        operations..........................................   (12,597)     (1,905)     3,702
      Net cash used in discontinued operations..............   (13,381)    (72,297)   (52,454)
                                                              --------   ---------   --------
    Cash used in operating activities.......................   (25,978)    (74,202)   (48,752)
                                                              --------   ---------   --------

Cash flows from investing activities:
  Decrease (increase) in restricted cash....................     3,750      (3,750)        --
  Proceeds from sale of discontinued operations.............     7,786          --         --
  Closing payment in Learn2.com merger......................    (1,000)         --         --
  Other cash used in Learn2.com merger......................    (4,161)         --         --
  Purchase of property and equipment........................      (419)     (1,000)      (300)
  Purchase of property and equipment for discontinued
    operations..............................................       (74)    (10,961)    (2,478)
  Cash used for business combinations of discontinued
    operations..............................................        --      (2,973)        --
  Decrease in deposits and other assets from continuing
    operations..............................................       340        (340)        --
  Decrease/(increase) in deposits and other assets of
    discontinued operations.................................       860        (860)        --
                                                              --------   ---------   --------
    Net cash provided by (used in) investing activities.....     7,082     (19,884)    (2,778)
                                                              --------   ---------   --------
Cash flows from financing activities:
  Repayments of lease obligations of discontinued
    operations..............................................        --         (23)       (29)
  Repayments of notes payable of discontinued operations....        --         (96)        --
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................        --          --     28,879
  Net proceeds from issuance of common stock................        --          --      5,000
  Net proceeds from issuance of common stock in Initial
    Public Offering.........................................        --          --    125,406
  Collection of notes receivable of discontinued operations
    from stockholders.......................................        --         247         --
  Net proceeds from exercise of stock options and employee
    stock purchase plan, net of repurchases.................        --         502        526
  Net proceeds from exercise of warrants....................        --          --        220
                                                              --------   ---------   --------

                               LEARN2 CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,
                           (IN THOUSANDS) (CONTINUED)

                                                                2001       2000        1999
                                                              --------   ---------   --------
    Net cash provided by financing activities...............        --         630    160,002
                                                              --------   ---------   --------
    Net decrease in cash and cash equivalents...............   (18,896)    (93,456)   108,472
                                                              --------   ---------   --------
Cash, beginning of period...................................    25,233     118,689     10,217
                                                              --------   ---------   --------
Cash, end of period.........................................  $  6,337   $  25,233   $118,689
                                                              ========   =========   ========
Supplemental cash flow information:
  Cash paid for interest....................................  $      3   $       2   $     37
                                                              ========   =========   ========
Non-cash investing and financing activities:
  Issuance of notes receivable from employees and officers
    for exercise of stock options...........................  $     --   $      --   $ (3,082)
                                                              ========   =========   ========
  Issuance of common stock for deferred distribution
    costs...................................................  $     --   $      --   $  3,800
                                                              ========   =========   ========
  Issuance of note payable..................................  $    400   $      --   $     --
                                                              ========   =========   ========
  Conversion of preferred stock to common stock.............  $     --   $      --   $ 54,434
                                                              ========   =========   ========
  Deferred stock compensation related to grants of stock
    options.................................................  $     --   $      --   $ 23,150
                                                              ========   =========   ========
  Assets acquired under capital lease obligations...........  $     --   $      --   $     14
                                                              ========   =========   ========
  Repurchase of common stock in exchange for cancellation of
    notes receivable........................................  $   (608)  $  (2,629)  $     --
                                                              ========   =========   ========
  Issuance of common stock for business combination.........  $  6,401   $   5,310   $     --
                                                              ========   =========   ========
  Deferred stock compensation related to business
    combination.............................................  $     --   $  (1,200)  $     --
                                                              ========   =========   ========
  Reversal of deferred stock compensation related to
    unvested stock options forfeited by terminated
    employees...............................................  $     --   $  (3,865)  $     --
                                                              ========   =========   ========

See notes 3, 4 and 7 for supplemental disclosures on acquisition information and non-cash financing activities.
  The accompanying notes are an integral part of these consolidated financial statements.

                               LEARN2 CORPORATION
       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                         REDEEMABLE                                              NOTES
                                         CONVERTIBLE                                           RECEIVABLE
                                       PREFERRED STOCK        COMMON STOCK       ADDITIONAL       FROM         DEFERRED
                                     -------------------   -------------------    PAID-IN      EMPLOYEES         STOCK
                                      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     AND OFFICERS   COMPENSATION
                                     --------   --------   --------   --------   ----------   ------------   -------------
Balance at December 31, 1998.......    6,688    $23,469     14,924      $15       $  9,596       $ (653)       $ (2,766)
Issuance of warrants for bridge
  loan.............................       --         --         --       --             85           --              --
Issuance of Series C redeemable
  convertible preferred stock, net
  of issuance costs................    2,929     28,879         --       --             --           --              --
Common stock grants to
  executives.......................       --         --        188       --          1,800           --              --
Issuance of common stock to
  strategic investors..............       --         --        726        1          8,799           --              --
Accretion on redeemable convertible
  preferred stock..................       --      2,086         --       --         (2,086)          --              --
Conversion of redeemable
  convertible preferred stock upon
  IPO..............................   (9,617)   (54,434)    12,021       12         54,422           --              --
Issuance of common stock upon IPO,
  net of issuance costs............       --         --      8,050        8        125,398           --              --
Exercise of stock options..........       --         --        697       --            526           --              --
Issuance of notes receivable for
  exercise of stock options........       --         --      2,886        3          3,079       (3,082)             --
Repayments of notes receivable from
  employees........................       --         --         --       --             --          168              --
Shares repurchased from employee...       --         --       (472)      --           (191)          27              --
Deferred stock compensation........       --         --         --       --         23,150           --         (23,150)
Amortization of deferred stock
  compensation.....................       --         --         --       --             --           --          10,589
Issuance of common stock to
  consultants for services.........       --         --          6       --             37           --              --
Exercise of warrants...............       --         --         84       --            220           --              --
Amortization of deferred
  distribution costs...............       --         --         --       --             --           --              --
Net loss and comprehensive loss....       --         --         --       --             --           --              --
                                      ------    -------     ------      ---       --------       ------        --------
Balance at December 31, 1999.......       --         --     39,110       39        224,835       (3,540)        (15,327)
Exercise of stock options..........       --         --         76       --             45           --              --
Issuance of common stock under
  employee stock purchase plan.....       --         --        152       --            457           --              --
Issuance of common stock in
  connection with acquisition......       --         --      1,164        1          5,309           --          (1,200)
Amortization of deferred stock
  compensation.....................       --         --         --       --             --           --           8,040
Amortization of deferred
  distribution costs...............       --         --         --       --             --           --              --
Reversal of deferred stock
  compensation for terminated
  employees........................       --         --         --       --         (3,865)          --           3,865
Compensation related to share
  repurchase.......................       --         --         --       --            724           --              --
Shares repurchased.................       --         --     (2,488)      (2)        (2,627)       2,629              --
Payments on notes receivable.......       --         --         --       --             --          247              --
Net loss and comprehensive loss....       --         --         --       --             --           --              --
                                      ------    -------     ------      ---       --------       ------        --------
Balance at December 31, 2000.......       --         --     38,014       38        224,878         (664)         (4,622)
Issuance of common stock in
  connection with acquisition......       --         --     37,661       38          6,363           --              --
Amortization of deferred stock
  compensation.....................       --         --         --       --             --           --           2,293
Reversal of deferred stock
  compensation for terminated
  employees........................       --         --         --       --         (1,878)          --           1,878
Compensation related to share
  repurchase.......................       --         --         --       --             42           68              --
Note receivable reduction..........       --         --         --       --              2          596              --
Shares repurchased.................       --         --        (97)      --            (71)          --              --
Other..............................                                                     (3)
Net loss and comprehensive loss....       --         --         --       --             --           --              --
                                      ------    -------     ------      ---       --------       ------        --------
Balance at December 31, 2001.......       --         --     75,578      $76       $229,333       $   --        $   (451)
                                      ======    =======     ======      ===       ========       ======        ========


                                                                       TOTAL
                                       DEFERRED                    STOCKHOLDERS'
                                     DISTRIBUTION   ACCUMULATED       EQUITY
                                        COSTS         DEFICIT        (DEFICIT)
                                     ------------   ------------   -------------
Balance at December 31, 1998.......    $     --      $ (20,417)      $(14,225)
Issuance of warrants for bridge
  loan.............................          --             --             85
Issuance of Series C redeemable
  convertible preferred stock, net
  of issuance costs................          --             --             --
Common stock grants to
  executives.......................          --             --          1,800
Issuance of common stock to
  strategic investors..............      (3,800)            --          5,000
Accretion on redeemable convertible
  preferred stock..................          --             --         (2,086)
Conversion of redeemable
  convertible preferred stock upon
  IPO..............................          --             --         54,434
Issuance of common stock upon IPO,
  net of issuance costs............          --             --        125,406
Exercise of stock options..........          --             --            526
Issuance of notes receivable for
  exercise of stock options........          --             --             --
Repayments of notes receivable from
  employees........................          --             --            168
Shares repurchased from employee...          --             --           (164)
Deferred stock compensation........          --             --             --
Amortization of deferred stock
  compensation.....................          --             --         10,589
Issuance of common stock to
  consultants for services.........          --             --             37
Exercise of warrants...............          --             --            220
Amortization of deferred
  distribution costs...............         950             --            950
Net loss and comprehensive loss....          --        (55,410)       (55,410)
                                       --------      ---------       --------
Balance at December 31, 1999.......      (2,850)       (75,827)       127,330
Exercise of stock options..........          --             --             45
Issuance of common stock under
  employee stock purchase plan.....          --             --            457
Issuance of common stock in
  connection with acquisition......          --             --          4,110
Amortization of deferred stock
  compensation.....................          --             --          8,040
Amortization of deferred
  distribution costs...............       2,850             --          2,850
Reversal of deferred stock
  compensation for terminated
  employees........................          --             --             --
Compensation related to share
  repurchase.......................          --             --            724
Shares repurchased.................          --             --             --
Payments on notes receivable.......          --             --            247
Net loss and comprehensive loss....          --       (112,826)      (112,826)
                                       --------      ---------       --------
Balance at December 31, 2000.......          --       (188,653)        30,977
Issuance of common stock in
  connection with acquisition......          --             --          6,401
Amortization of deferred stock
  compensation.....................          --             --          2,293
Reversal of deferred stock
  compensation for terminated
  employees........................          --             --             --
Compensation related to share
  repurchase.......................          --             --            110
Note receivable reduction..........          --             --            598
Shares repurchased.................          --             --            (71)
Other..............................                                        (3)
Net loss and comprehensive loss....          --        (22,441)       (22,441)
                                       --------      ---------       --------
Balance at December 31, 2001.......    $     --      $(211,094)      $ 17,864
                                       ========      =========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2001

NOTE 1. INCORPORATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

INCORPORATION AND NATURE OF BUSINESS

    Learn2 Corporation (formerly known as E-Stamp Corporation), a Delaware corporation (the "Company" or "Learn2"), was incorporated on August 23, 1996. The Company originally provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. On September 25, 2001, the Company acquired all of the outstanding shares of Learn2.com Inc., changed its name to Learn2 Corporation and assumed the on-going operations of Learn2.com. Learn2.com's offerings included engaging online and physical learning and training products and complementary services, commonly referred to as e-learning services, marketed to corporate, government and individual clients and customers and provided e-mail marketing services. As a result of the merger, the Company will operate in two segments referred to as "e-learning" and "permission e-mail marketing". In connection with its proposed merger with Learn2.com the Company announced that it would discontinue its existing transportation management business prior to completion of the merger. Accordingly, the Company's consolidated financial statements and notes included herein reflect its businesses as discontinued operations through September 25, 2001 in accordance with Accounting Principles Board Opinion ("APB") No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses.

BASIS OF PRESENTATION

FISCAL 2000

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant net losses and negative cash flows from operations since its inception. At December 31, 2000, the Company had an accumulated deficit of approximately $188.7 million. On April 20, 2001, the Company announced that it had signed a merger agreement with Learn2.com. The merger agreement was subject to certain closing conditions including maintaining a minimum net cash position at the closing date and approvals from stockholders of both companies. Pursuant to the terms of the merger agreement, upon completion of the merger, E-Stamp stockholders were to own approximately 50.1% of the combined company. The Company also announced that it would discontinue its existing transportation management solution business prior to the closing of the merger. As a result of these actions at the time in April 2001, there was no assurance that the Company would be able to close the merger, and the Company's announcement that it would discontinue its remaining operations raised substantial doubt about the Company's ability to continue as a going concern if the Company failed to complete the merger. Accordingly, Ernst & Young LLP's audit report with respect to the financial statements for the year ended December 31, 2000, included an explanatory paragraph highlighting the substantial doubt about the Company's ability to continue as a going concern. The financial statements for the year ended December 31, 2000, did not include any adjustments that might have resulted from this uncertainty.

FISCAL 2001

    The Company has incurred significant net losses and negative cash flows from operations since its inception. At December 31, 2001, the Company had an accumulated deficit of approximately $211 million. On March 4, 2002 (Note 14), the Company announced that it will phase out its production and distribution operations in Pryor, Oklahoma and consolidate its e-learning business in

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 1. INCORPORATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED) Golden, Colorado, which is the current home of its courseware and authoring tool development activities. The Company eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. Severance and related expenses attributable to the elimination of these positions will be approximately $300,000 and will be recorded as part of a restructuring charge in the quarter ending March 31, 2002. As a result of this decision, the Company reduced the value of its intangible assets through an impairment charge as of December 31, 2001 by approximately $330,000. The operating results for future periods are subject to numerous uncertainties. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on the Company's ability to continue as a going concern and achieve its business objectives.

    Management believes that if the Company meets its revenue and cash collection targets on a timely basis, the Company will have sufficient resources for its operating requirements and sufficient resources to realize its business plan at least for the next twelve months.

    The Company's consolidated financial statements for the year ended
December 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company's ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of its products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors, some of which may be beyond the Company's control. Many of the Company's costs are fixed and are based on anticipated revenue levels. The Company may be unable to adjust its spending quickly enough to offset any unexpected revenue shortfall or cash collections. If the Company has a shortfall in cash collections or in revenues in relation to expenses, or if expenses continue to exceed revenues, then its results of operations and financial condition would be affected adversely and it may need to raise additional funds. If the Company needs to raise additional funds it cannot be certain that it will be successful nor can it predict the terms under which such funds would be available if at all. If additional funds are not available it may not be able to meet its on-going expenses unless it changes its business plan, sell assets, curtail expenditures, and/or employ other strategies as are required in these circumstances.

    Because of the Company's announcement on April 20, 2001, that it was discontinuing the remaining business operations, the statements of operations for the years ended December 31, 2001, 2000, and 1999 have been restated to reflect the results of the Company's Internet postage and transportation management solutions as discontinued operations, in accordance with Accounting Principles Board Opinion No. 30 ("APB 30").

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Learn2 and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain amounts in the prior periods' consolidated financial statements have been reclassified for comparative purposes to conform to the current periods' presentation.

CRITICAL ACCOUNTING ESTIMATES.

    The preparation of consolidated financial statements requires Learn2 to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Learn2 evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, and contingencies and litigation. Learn2 bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

    Learn2 generates revenue primarily from the sales and licensing of courseware and development tools and permission email marketing services.

    Revenue from software license agreements is recognized in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition". Software product sales under such license agreements are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of the related receivable is fixed and determinable. In circumstances whereby Learn2 has established vendor specific objective evidence, Learn2 accounts for insignificant vendor obligations and post-contract support over the service period.

    Revenue from courseware licensing sales delivered online is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Learn2 defers a portion, generally 3% of the selling price of these sales for hosting and recognizes that hosting ratably over the contractual period. Learn2 recognizes the two components, the software, (or training course) and the service (or hosting) based on their relative fair values.

    Revenue from physical product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. A reserve is made at the time the related revenue is recognized for estimated product returns based on history, cooperative advertising, or other promotions which may occur under programs Learn2 has with its customers.

    Revenues from permission email marketing services are recognized at the time the broadcast is sent, as Learn2 has no further significant obligations and collectibility is probable.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESEARCH AND PRODUCT DEVELOPMENT EXPENDITURES

    Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established through the date the product is available for general release to customers. Learn2 has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

ADVERTISING EXPENSES

    Except for cooperative advertising, which is a reduction of gross revenue, the Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing in the consolidated statements of operations.

INTERNAL-USE SOFTWARE

    Learn2 accounts for internal use software in accordance with AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Learn2's financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, notes payable and accrued expenses. At December 31, 2001 and 2000, the carrying amounts of these instruments approximated their fair value.

INCOME TAXES

    Learn2 accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109") using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

STOCK-BASED COMPENSATION

    Learn2 accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. APB No. 25 provides that the compensation expense related to Learn2's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 "Accounting for Stock-Based Compensation" requires companies that continue to follow APB No. 25 to

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (Note 11). Learn2 accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18,

    "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Deferred stock compensation is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for the amortization of the deferred stock compensation on an accelerated basis which results in higher amortization in earlier years than the straight-line method.

CASH AND CASH EQUIVALENTS

    Learn2 considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting Learn2's cash and cash equivalents are carried at cost, which approximates market.

INVENTORIES

    Inventories are carried at the lower of cost or market, determined on a first-in first-out basis. Cost is determined using the average cost method. Inventories consist primarily of finished goods.

FIXED ASSETS

    Fixed assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over their estimated useful lives, or the term of the leases, whichever is shorter.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets including goodwill, intangible assets, and capitalized software are impaired whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any identified impairments. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated and undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In circumstances where impairment is determined to exist, Learn2 will write down the asset to its fair value.

OTHER INTANGIBLE ASSETS

    Other intangibles include identifiable intangible assets purchased by the Company, in connection with its business acquisition on September 25, 2001, (See
Note 4.) Other intangibles are presented net of related accumulated amortization and impairment charges.

    Learn2 records impairment losses other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

RECLASSIFICATIONS

    Certain prior-year amounts have been reclassified to conform the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and supersedes SFAS 121. The Company does not expect the adoption of SFAS 144 to have a material effect on its consolidated financial position or results of operations.

NOTE 3. ACQUISITIONS

    On September 25, 2001, the Company acquired all of the outstanding stock of Learn2.com, and changed its name to Learn2 Corporation. Under the terms of the merger agreement, the Company issued approximately 37.7 million shares of its common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of common stock of the Company, resulting in the stockholders of the Company immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com, including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.2 million including approximately $6.6 million of assumed liabilities, transaction costs totaling approximately $5.2 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder. The transaction was accounted for using the purchase method of accounting pursuant to SFAS 141. The results of Learn2.com for the period from September 25, 2001 through December 31, 2001 are included in the consolidated statement of operations for the year ended December 31, 2001.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS 141, "Business Combinations" which supersedes APB Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The Company adopted SFAS 141 in connection with its acquisition of Learn2.com.

    In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 3. ACQUISITIONS (CONTINUED)
goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The Company also adopted the provisions of SFAS No. 142 in connection with its acquisition of Learn2.com, As a result of the restructuring announced on March 4, 2002, the Company recorded an impairment charge of approximately $330,000 in the fourth quarter of 2001.

    The following table sets forth the calculation of the purchase price (in thousands):

Total Learn2 Corporation shares outstanding prior to the
  merger....................................................   37,842
Learn2 Corporation common stock per share market value at
  date the merger was announced.............................  $  0.17
                                                              -------
                                                              $ 6,433
Ownership factor from the merger agreement..................     99.5%
Value of Learn2 Corporation common stock issued in
  connection with the merger................................    6,400
Pre-closing payment.........................................    1,000
Liabilities assumed.........................................    6,596
Transaction costs...........................................    5,159
                                                              -------
Total.......................................................  $19,155
                                                              =======

    Under the purchase method of accounting, the net purchase price under this transaction has been allocated to the assets and liabilities of Learn2.com based on their estimated values at the date of the transaction. However, the estimated fair values of the net assets acquired of Learn2.com at the date of the transaction totaled $23.3 million, which exceeded the purchase price of $19.2 million resulting, in a deficiency of approximately $4.1 million. The deficiency has been allocated to reduce proportionately the long-lived tangible and intangible assets on the basis of relative fair values based on an independent third-party valuation. The following table sets forth the allocation (in thousands):

                                                         FAIR VALUE
                                                         OF ASSETS                  ADJUSTED
                                                          ACQUIRED    DEFICIENCY   FAIR VALUE
                                                         ----------   ----------   ----------
Net current assets.....................................    $ 4,346      $            $ 4,346
Fixed assets...........................................      4,188         (922)       3,266
Capitalized software...................................     10,500       (2,738)       9,702
Other identifiable intangible assets...................      4,080         (471)       1,669
Other non-current assets...............................        221          (49)         172
                                                           -------      -------      -------
                                                           $23,335      $(4,180)     $19,155
                                                           =======      =======      =======

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 3. ACQUISITIONS (CONTINUED)
    The following table sets forth the cash utilized and acquired in the acquisition (in thousands):

Cash acquired...............................................  $   998
Less: acquisition costs.....................................   (5,159)
                                                              -------
Net cash utilized in acquisition, net of cash acquired......  $(4,161)
                                                              =======

    In addition, the Company made a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder.

    The following unaudited pro forma information has been prepared assuming that the acquisition of Learn2.com had taken place at the beginning of the respective periods presented. The unaudited pro forma information presented in the table below represents the combined loss from discontinued operations, net loss and loss per share. The pro forma financial information is not necessarily indicative of the combined results that may occur in the future (in thousands):

                                                              TWELVE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net revenues................................................  $17,556    $ 22,070
Net loss from continuing operations.........................  (27,924)    (42,416)
Net loss from discontinued operations.......................  (11,584)   (108,400)
Gain on disposal of discontinued operations.................      165
Net loss available to common stockholders...................  (39,344)   (150,816)
Basic and diluted loss per common share
  Continuing operations.....................................  $ (0.37)   $  (0.56)
  Discontinued operations...................................  $ (0.15)   $  (1.42)
  Net loss available to common stockholders.................  $ (0.52)   $  (1.98)

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 4. DISCONTINUED OPERATIONS

    Historically, the Company operated under a single reportable segment consisting of two product lines, Internet postage and transportation management solutions. In November 2000, the Company phased out its Internet postage business. On April 19, 2001, the Company entered into a merger agreement under which it will merge with Learn2.com. The Company also announced it would phase-out its existing transportation management solutions business prior to the completion of the merger. Accordingly, the Company's financial statements and notes included herein reflect its businesses as discontinued operations in accordance with APB 30. The results of discontinued operations do not include any interest income, interest expense or allocation of general corporate expenses. General corporate expenses consist of general and administrative overhead expenses, including expenses associated with the general responsibilities of a public company, and exclude those costs associated with the Company's transportation management solutions and Internet postage businesses.

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

    Summary operating results of discontinued operations are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2001       2000        1999
                                                        --------   ---------   --------
Net revenues..........................................  $    317   $   5,337   $  1,318
                                                        --------   ---------   --------
Proceeds from sale of assets..........................     7,500          --         --
Impairment of long-lived assets.......................    (7,853)         --         --
Lease termination costs...............................    (1,039)         --         --
Amortization of deferred stock compensation...........      (742)         --         --
Forgiveness of employee loans.........................      (282)         --         --
Write-off of fixed assets.............................      (681)         --         --
In-process research and development...................        --      (1,677)        --
Restructuring costs...................................       (84)    (20,291)        --
Other costs and expenses..............................    (8,555)    (91,769)   (49,462)
                                                        --------   ---------   --------
                                                        $(11,419)  $(108,400)  $ 48,144
                                                        ========   =========   ========

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 4. DISCONTINUED OPERATIONS (CONTINUED)
    The assets and liabilities of discontinued operations, which are included in the corresponding line item on the balance sheet at December 31, 2001 and 2000, are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Accounts receivable -- Trade................................  $    --    $   369
Other receivable............................................       --        430
Prepaid expenses and other current assets...................       --        300
Property and equipment, net.................................       --      4,514
Goodwill and other intangible assets, net...................       --      4,741
Other assets................................................       --        960
                                                              -------    -------
                                                                   --     11,314
Deferred revenue............................................       --       (328)
                                                              -------    -------
Net assets of discontinued operations.......................  $    --    $10,986
                                                              =======    =======

NOTE 5. RESTRUCTURING COSTS AND NON-RECURRING COSTS

    During 2000, the Company undertook two corporate restructurings. In
July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduce emphasis on its Internet postage business. In November 2000, the Company restructured the organization to phase out its Internet postage business. The Company incurred charges of approximately $20.3 million related to these restructurings, which is included in the net loss from discontinued operations.

    In connection with the phase-out of the Internet postage business, the Company allowed customers to return certain items purchased since September 1, 2000 for a full refund. As a result, the Company did not recognize revenue on Internet postage products in the fourth quarter of 2000 and recorded a reserve for sales returns to cover the refund of Internet postage products that occurred after September 1, 2000. Sales of Internet postage products totaled
$0.6 million from September 1, 2000 through November 2000.

    The restructuring charge included $2.3 million related to severance and other employee costs associated with the elimination of 52 positions. Costs associated with employee termination included severance pay and medical and other benefits. All of the affected employees had been notified as of December 31, 2000. Of the 52 terminated employees, 32 had left the Company by December 31, 2000 and the remaining 20 employees left at various dates through April 30, 2001.

    Asset write-offs as a result of the abandonment of the Internet postage business totaled $13.3 million. This amount included $6.9 million related to property and equipment, $4.6 million related to prepaid marketing and warranty agreements, $1.4 million for inventory and $.4 million for accounts receivable.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 5. RESTRUCTURING COSTS AND NON-RECURRING COSTS (CONTINUED)
    The Company also recorded charges totaling $2.9 million related to costs to terminate various agreements with suppliers, partners and lessors arising from the decision to phase out the Internet postage business. The following table sets forth the restructuring activity during 2001 (in thousands):

                                              BALANCE                               BALANCE
                                            DECEMBER 31,               AMOUNTS    DECEMBER 31,
                                                2000       CASH PAID   REVERSED       2001
                                            ------------   ---------   --------   ------------
Charged to restructuring expense:
  July restructuring:
    Employee termination costs                 $  119       $  (119)    $  --         $ --
    Asset write-offs                               --            --        --           --
    Contract terminations                          --            --        --           --
                                               ------       -------     -----         ----
                                                  119          (119)       --           --

  November restructuring:
    Employee termination costs                    705          (698)                  $  7
    Contract terminations                       2,687        (2,224)     (162)         301
    Operations shut-down                        1,805        (1,408)     (397)          --
                                               ------       -------     -----         ----
                                                5,197        (4,330)     (559)         308
                                               ------       -------     -----         ----
    Subtotal                                    5,316        (4,449)     (559)         308

  Reserve for sales returns of Internet
    postage sales after September 1, 2000         617          (337)     (280)          --
                                               ------       -------     -----         ----
Total.....................................     $5,933       $(4,786)    $(839)        $308
                                               ======       =======     =====         ====

    Amounts reversed are included in the net loss from discontinued operations.

    On February 22, 2001, the Company announced a further reduction in force and the elimination of forty-five employees and contractors from its workforce. In connection with this action, the Company incurred severance expense of $392,000. This expense is included in loss from discontinued operations for the year ended December 31, 2001. All costs were paid as of December 31, 2001.

    In 2001, the Company incurred non-recurring charges primarily related and consequential to the merger totaling approximately $2.6 million. These costs consisted of $1.4 million for severance and other related payroll charges, $843,000 for Directors' & Officers' tail insurance for acts that occurred prior to the Learn2.com acquisition and $340,000 for other costs related to its November 8, 2001 workforce reduction. There are no accruals as of December 31, 2001 with respect to these non-recurring charges. All costs were paid as of December 31, 2001.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 6. CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS

        Inventories consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
                                                                  (IN THOUSANDS)
Raw materials...............................................    $130           $ --
Finished goods..............................................     419             --
                                                                ----           ----
                                                                $549           $ --
                                                                ====           ====

        Fixed assets, at cost consisted of the following:

                                                                            DECEMBER 31,
                                                          DEPRECIABLE    -------------------
                                                          LIFE (YEARS)     2001       2000
                                                          ------------   --------   --------
                                                                           (IN THOUSANDS)
Land....................................................                  $  315    $    --
Building and Leasehold improvements.....................       5-39        1,107      1,771
Equipment...............................................        3-7        2,293      4,763
Furniture, fixtures and other...........................        3-7           40      1,512
                                                                          ------    -------
                                                                           3,755      8,046
Less: accumulated depreciation..........................                    (346)    (2,553)
                                                                          ------    -------
                                                                          $3,409    $ 5,493
                                                                          ======    =======

    Depreciation expense related to fixed assets was approximately $485,000, $2.4 million and $348,000 in 2001, 2000 and 1999, respectively. In March 2002, the Company announced that it was putting up for sale is building and land in Pryor, Oklahoma. The net book value of the building and land at December 31, 2001 was approximately $858.000.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 6. CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS (CONTINUED)
    Intangible assets consisted of the following:

                                                                                     DECEMBER 31,
                                                                   USEFUL         -------------------
                                                                LIFE (YEARS)        2001       2000
                                                              -----------------   --------   --------
Content.....................................................       3 Years        $   523    $    --
Technology..................................................     8--17 Years        9,179         --
                                                                                  -------    -------
                                                                                    9,702         --
Less: accumulated amortization..............................                         (277)        --
                                                                                  -------    -------
Capitalized software, net...................................                      $ 9,425    $    --
                                                                                  =======    =======

Tradenames..................................................     Indefinite       $   645    $    90
Customer lists..............................................       3 Years            187      1,293
Customer relationships......................................       5 Years            507         --
Workforce in place..........................................         --                --        297
Goodwill....................................................     Indefinite            --      3,267
Technology..................................................     2--5 Years            --        854
                                                                                  =======    =======
                                                                                    1,339      5,801
Less: accumulated amortization..............................                          (41)    (1,060)
                                                                                  =======    =======
Intangibles, net............................................                      $ 1,298    $ 4,741
                                                                                  =======    =======

    Amortization expense related to intangible assets was approximately $386,000, $1.1 million and $154,000 in 2001, 2000 and 1999, respectively.

    Accrued expenses and other current liabilities consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Accrued payroll and other compensation expenses.............   $  508     $  843
Accrued professional fees...................................      568        186
Accrued marketing expenses..................................       --        151
Accrued expenses relating to merger.........................      994         --
Other accrued expenses and liabilities......................    1,583        960
                                                               ------     ------
                                                               $3,653     $2,140
                                                               ======     ======

NOTE 7. STOCKHOLDERS' EQUITY

SALES OF COMMON STOCK

    On September 10, 1999, the Company issued 726,745 shares of its common stock and warrants to purchase an additional 83,855 shares of common stock at an exercise price of $0.01 per share to investors for cash proceeds of $5.0 million. The fair value of the common stock and warrants was deemed by management to be $7.8 million and $1.0 million, respectively. The fair value of the warrants

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 7. STOCKHOLDERS' EQUITY (CONTINUED) was computed using the Black-Scholes method using the following assumptions: expected volatility of 100%, expected life of 3 years, risk free interest rate of 6.0% and expected dividend yield of 0.0%. The warrants were exercised in 1999.

    In connection with the issuance of common stock and warrants, the Company and the investors signed non-binding letters of intent to negotiate for a period of up to one year to enter into definitive joint venture, joint marketing, cooperation, or technology development agreements. The Company recorded the $3.8 million excess of the fair value of the common stock and warrants over the consideration received as deferred distribution costs (as a contra equity account). The balance was amortized to expense over the one-year period covered by the letter of intent. Amortization of deferred distribution costs amounted to $2.9 million in 2000 and $0.9 million in 1999. At December 31, 2000, the balance had been fully amortized.

1999 EMPLOYEE STOCK PURCHASE PLAN

    In September 1999, the board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan. A total of 850,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 5,000 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. No shares were purchased in fiscal 1999 and 2001. In 2000, 151,627 shares were purchased at a weighted average price of $3.01. At December 31, 2001, 1,048,373 shares remain available for future issuance.

STOCK OPTION PLANS

    Pursuant to the Company's 1996 Stock Option and Restricted Stock Plan, the 1999 Stock Plan, the 1996 Non-Employee Stock Option Plan and the 1999 Director Option Plan (together, the "Plans"), the board of directors or one of its designated committees are authorized to grant incentive stock options or nonstatutory stock options to employees, officers and directors of the Company. During the year ended December 31, 1999, the board of directors terminated the 1996 Stock Option and Restricted Stock Plan and the 1996 Non-Employee Director Stock Option Plan with respect to future grants. As of December 31, 2001, a total of 13.7 million shares remain available for future grants under the Plans.

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

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 7. STOCKHOLDERS' EQUITY (CONTINUED)

    In May 2000, in connection with the acquisitions of Infinity Logistics Corporation and Automated Logistics Corp., the Company assumed the option plans of these companies and converted all outstanding options to purchase the common stock of these companies to options to purchase the Company's common stock. The assumed options have a maximum term of ten years and generally vest ratably over two to four years on a monthly basis. No further options can be granted under the Infinity and Automated Logistics plans.

    In September 2001, in connection with the merger with Learn2.com, Inc., the Company assumed the option plans of Learn2.com and converted all outstanding options to purchase 5.1 million shares of common stock of Learn2.com into options to purchase the Company's common stock. The options have a maximum term of ten years. Of these, options to purchase 3.4 million shares vested as a result of the merger. Options to purchase 1.2 million shares vest in April 2002 and the remainder vest over the next four years. No further options can be granted under the Learn2.com, Inc. plans.

    A summary of activity under the Company's Plans is as follows:

                                                                      OPTIONS OUTSTANDING
                                                                   --------------------------
                                                        SHARES                   WEIGHTED-
                                                       AVAILABLE    NUMBER        AVERAGE
                                                       FOR GRANT   OF SHARES   EXERCISE PRICE
                                                       ---------   ---------   --------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Options outstanding at December 31, 1998.............      204       1,278          $0.60
Authorized...........................................    5,381          --             --
Granted..............................................   (5,425)      5,425           4.18
Exercised............................................   (3,771)         --           0.96
Repurchases of restricted stock......................      472          --             --
Canceled.............................................      672        (672)          2.03
                                                        ------      ------          -----
Options outstanding at December 31, 1999.............    1,304       2,260           7.37
Authorized...........................................    1,120
Granted..............................................   (4,061)      4,061           4.30
Assumption of option plans in
Acquisitions.........................................       --         245           0.82
Exercised............................................       --         (76)          0.64
Repurchases of restricted stock......................    2,180          --             --
Canceled.............................................    3,280      (3,280)          6.97
Expired..............................................       --          (1)          0.82
                                                        ------      ------          -----
Options outstanding at December 31, 2000.............    3,823       3,209           3.67
Authorized...........................................    8,152          --             --
Granted..............................................     (448)        448           0.14
Assumption of option plans in
Acquisition..........................................       --       5,100           3.28
Exercised............................................       --          --             --
Repurchases of restricted stock......................        5          (5)          0.57
Canceled.............................................    2,135      (2,135)          4.52
Expired..............................................       --          --             --
                                                        ------      ------          -----
Options outstanding at December 31, 2001.............   13,667       6,617           2.86
                                                        ======      ======          =====
Exercisable at December 31, 2001                                     3,919           4.32
                                                                    ======          =====

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 7. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options at December 31, 2001:

                                      OPTIONS OUTSTANDING                        OPTIONS EXCERCISABLE
                       --------------------------------------------------   -------------------------------
                          OPTIONS           WEIGHTED                           OPTIONS
      RANGE OF         OUTSTANDING AT       AVERAGE          WEIGHTED-      OUTSTANDING AT      WEIGHTED
      EXERCISE          DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,       AVERAGE
       PRICES               2001        CONTRACTUAL LIFE   EXERCISE PRICE        2001        EXERCISE PRICE
---------------------  --------------   ----------------   --------------   --------------   --------------
                       (IN THOUSANDS)      (IN YEARS)                       (IN THOUSANDS)
$0.02-0.25                   616              9.48              $0.16              16             $0.04
$0.53                      1,578              9.01               0.53              --                --
$0.75                        879              7.13               0.75             439              0.75
$0.99-2.63                 1,102              8.64               1.13           1,102              1.13
$3.42-6.88                 1,853              7.42               5.81           1,800              5.78
$6.91-14.83                  589              7.73               9.03             561              8.86
                           -----                                                -----
                           6,617                                                3,919
                           =====                                                =====

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

                                                                           YEAR ENDED DECEMBER
                                                                                   31,
                                                                          ---------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Expected volatility.........................................    171%        160%        200%*
Expected life of options....................................  3.5 years   3.5 years   3.5 years
Expected life of employee stock purchase plan rights........     --       1.2 years      NA
Risk-free interest rate.....................................    6.40%       6.40%       6.00%
Risk-free interest rate purchase plan rights................     NA         6.00%        NA
Expected dividend yield.....................................     0%          0%          0%

* Prior to the Company's initial public offering in October 1999, expected volatility was 0%

    For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized ratably over the award's vesting period. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 7. STOCKHOLDERS' EQUITY (CONTINUED) by FAS 123, net loss and net loss per share would have increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                                   YEAR ENDED DECEMBER
                                                                           31,
                                                                   --------------------
                                                         2001        2000        1999
                                                       ---------   ---------   --------
Net loss (in thousands)
As Reported..........................................  $ (22,441)  $(112,826)  $(57,496)
                                                       =========   =========   ========
Pro forma............................................  $ (23,451)  $(115,728)  $(69,940)
                                                       =========   =========   ========
Basic and diluted loss per common share
As Reported..........................................  $   (0.46)  $   (3.04)  $  (3.32)
                                                       =========   =========   ========
Pro forma............................................  $   (0.48)  $   (3.12)  $  (4.04)
                                                       =========   =========   ========

    The weighted-average fair value of options granted during 2000, 1999 and 1998 was $3.79, $7.89 and $4.42, respectively. The weighted average fair value of employee stock purchase plan rights granted in 2000 was $0.56.

    On December 4, 2001, the Company's board of directors approved a stock option exchange program. Under the terms of the exchange program, the Company offered to exchange all outstanding unexercised options with an exercise price greater than $0.12 per share (the closing price of the Company's common stock on December 20, 2001, the date the Offer to Exchange commenced) to purchase shares of the Company's common stock held by eligible employees, officers and directors for new options the Company will grant under the Plan. Employees, officers and directors were "eligible" to participate in the offer if they (i) were employees, officers and/or directors of the Company or its subsidiaries (including Learn2.com, Inc. and ViaGrafix Corporation) on September 25, 2001, and (ii) are employees, officers and/or directors of Learn2 or its subsidiaries on both the date (A) the offer commences and (B) the Company grants the new options under the Plan, which will be on or about August 1, 2002.

    The number of shares subject to the new options will be granted to each eligible employee, officer and director will be equal to the number of shares subject to the options tendered by the eligible employee, officer and director and accepted for exchange. Subject to the terms and conditions of this offer, the grant date for the new options will be on or about August 1, 2002. The offer expired on January 28, 2002. The Company accepted for cancellation options to purchase 4,391,140 shares of the Company's common stock. The Company will issue new options to purchase up to a total of 4,391,140 shares of the Company's common stock in exchange for the options surrendered in the offer on or about August 1, 2002 and priced at its closing market price as reported in the Nasdaq National Market (or any other securities quotation system or any stock exchange on which are shares are then quoted or listed) on that date.

DEFERRED STOCK COMPENSATION

    The Company recorded deferred stock compensation of approximately
$23.2 million and $3.6 million in 1999 and 1998, respectively, representing the difference between the exercise price and the deemed fair value, for financial reporting purposes, of the Company's common stock on the grant

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 7. STOCKHOLDERS' EQUITY (CONTINUED) date for certain of the Company's stock options granted to officers and employees. In the absence of a public market for the Company's common stock, the deemed fair value was determined by the Company's board of directors and was based on the price per share of sales of equity securities to third parties.

    During 2000, the Company reversed approximately $3.9 million of deferred stock compensation related to unvested stock options that were forfeited upon the employee's termination of employment.

    During 2001, the Company reversed approximately $1.9 million of deferred stock compensation related to unvested stock options that were forfeited upon the employee's termination of employment.

    In 2000, the Company recorded deferred stock compensation of $1.2 million related to the acquisitions of Infinity Logistics Corporation and Automated Logistics Corp. Approximately $0.9 million of this amount related to an agreement with a stockholder of Infinity Logistics Corporation and Automated Logistics Corp. to remain an employee of the Company for a two-year period. The remainder related to stock options that were assumed by the Company. The amounts related to stock options were being amortized by charges to operations over the vesting periods of the individual stock options using the graded vesting method. The amount related to the agreement with the stockholder of Infinity Logistics Corporation and Automated Logistics Corp. was being amortized on a straight-line basis over the two-year vesting period. In 2001, in connection with the Company's decision to discontinue its digital shipper business, the umamortized deferred stock compensation relating to Infinity Logistics and Automated Logistics Corp. acquisitions was written-off and is included in the net loss from discontinued operations.

    The amounts amortized were approximately $2.3 million, $8.0 million and $10.6 million in 2001, 2000 and 1999, respectively and are included in net loss from discontinued operations.

    In August 1999, the Company granted 187,500 shares of common stock to two Company executives. On the date of grant, the Company recorded approximately $1.8 million of compensation expense.

STOCK SUBJECT TO RESCISSION

    Shares issued under the Company's 1996 Employee Plan, 1996 Director Plan and 1999 Stock Plan (the "Plans") prior to October 14, 1999 may not have qualified for exemption from registration or qualification under federal and state securities laws and therefore may be subject to rescission. On February 2, 2000, the Company filed a rescission offer for 5,682,341 shares of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, covering shares of common stock issued under the Plans. The Company may file a request to withdraw the registration statement. Because the Act does not provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock and a significant portion of the shares have been resold for a price in excess of the original purchase price paid by the optionees, the Company does not intend to extend the rescission offer to the optionees. Management believes that the Company does not have a contingent liability resulting from the issuance of stock to these optionees that would materially and adversely impact the results of operations or financial position of the Company.

    Shares subject to rescission have been included in stockholders' equity in the accompanying balance sheets.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 7. STOCKHOLDERS' EQUITY (CONTINUED)
STOCK SUBJECT TO REPURCHASE

    As of December 31, 2001 and 2000, the Company had 96,086 and 425,882 shares of common stock outstanding, respectively, that were subject to repurchase. All of the shares subject to repurchase at December 31, 2001 and 193,262 shares at December 31, 2000 are the result of the exercise of unvested stock options by employees in exchange for notes and cash. These shares vest over the four-year vesting period of the underlying exercised stock options. At December 31, 2000, the remaining 232,620 shares subject to repurchase related to the earn-out agreement entered into in connection with the acquisition of Infinity Logistics Corporation and Automated Logistics Corp. The right to repurchase these shares was at the sole discretion of the Company.

    In September 2000, the Company repurchased unvested shares as part of the severance arrangement from two terminated employees at a price exceeding the fair value of the stock at the date of repurchase. The Company recorded expense of $0.6 million in connection with the repurchase, which is included in restructuring costs.

NOTES RECEIVABLE FROM STOCKHOLDERS

    In 1999 and 1998, the Company received $3.1 million and $0.7 million, respectively, of full recourse notes receivable from employees that bear interest at 6% per annum in consideration for the exercise of stock options. Interest on the notes was payable annually on the anniversary date of the note and principle is due on the earlier of the fifth anniversary of the note or 90 days after termination of employment. In 2000 and 1999, the Company received payments on the notes of $247,000 and $168,000, respectively. In 2000 and 1999, the Company canceled notes totaling $2.7 million and $27,000, respectively, in connection with the repurchase of shares or rescission of option exercises upon termination of certain note holders.

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

    In September 2001, the Company forgave the promissory notes issued by three of the officers in their entirety together with a tax gross up on the forgiveness. The principal amount currently outstanding under the remaining promissory note issued to an officer is approximately $469,688 and under the terms of the officer's retention agreement, the loan will be forgiven in the event that the officer's employment is terminated without cause or as result of constructive termination within the two year period following the completion of the merger with Learn2.com, Inc. As a result, the Company has fully reserved the promissory note.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 7. STOCKHOLDERS' EQUITY (CONTINUED)
SHARES RESERVED

    As of December 31, 2001, the common shares reserved for future issuance were as follows (in thousands):

                                                               SHARES
                                                              --------
Stock options...............................................   20,284
Employee stock purchase plan................................    1,048
                                                               ------
  Total shares reserved.....................................   21,332
                                                               ======

NOTE 8. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

    SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off balance sheet and credit risk concentration. Learn2 has no significant off-balance-sheet concentration of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject Learn2 to credit risk are accounts receivable. Learn2 places its temporary cash and cash equivalents in financial institutions. One customer accounted for 23.9% of the Company's 2001 revenue and 21.1% of its accounts receivable balance at December 31, 2001. All amounts due from the customer as of December 31, 2001 were collected subsequent to year-end. No customer represented greater than 10% of the Company's total net revenues in 2000 or 1999. Credit is extended based on an evaluation of a customer's financial condition. The Company generally does not require collateral. Learn2 performs on-going credit evaluations of its customers and maintains an allowance for doubtful accounts.

NOTE 9. EMPLOYEE BENEFIT PLANS

    Learn2 sponsors 401(k) plans for its employees allowing employees that qualify for participation under the plans to contribute up to 15% of their salary, before taxes, subject to a maximum contribution limit determined by the Internal Revenue Service. Learn2 matches 50% of participant contributions up to a maximum of 6% of a participant's salary. For the years ended December 31, 2001, 2000 and 1999, Learn2 made contributions to the plans of approximately $38,000, $218,000 and $101,000 respectively. Learn2 does not provide any post-retirement benefits other than the 401(k) plans.

NOTE 10. INCOME TAXES

    Due to operating losses, no income tax provision has been recorded for the three years ended December 31, 2001, 2000 and 1999.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 10. INCOME TAXES (CONTINUED)

    The Company's deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

    As of December 31, 2001, the Company had accumulated federal and state net operating loss carryforwards of approximately $149.4 million. The net operating loss carryforwards will expire at various dates through 2021, if not utilized.

    While a formal study has not been completed, the Company believes that as a result of cumulative ownership changes, including the issuance of common stock in the Learn2.com acquisition, it may only have available approximately
$20.0 million of these NOL's.

    The Company also had federal and state research and development tax credit carryforwards of approximately $1.9 million and $1.5 million, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2012 through 2021, if not utilized

    The Company is currently evaluating the impact of its acquisition with Learn2.com in regards to this limitation.

NOTE 11. COMMITMENTS AND CONTINGENCIES

(A) LEASES--

    The Company entered into an operating lease agreement on February 25, 2000 for office space in Mountain View, California. As a result of the merger with Learn2.com, the Company closed its corporate headquarters in Mountain View and negotiated a settlement with the lessor of approximately $1.6 million. This amount is recorded in the accompanying consolidated statement of operations for the year ended December 31, 2001 as part of the gain on disposal of discontinued operations. In addition, the Company assumed the obligations of Learn2.com. Certain subsidiaries of Learn2.com also have operating leases for facilities in Golden, Colorado and Belmont, California. In March 2002, the Company's subsidiary, Street Technologies, Inc., received notice that it had defaulted on a lease for office space located in White Plains, New York. As result of the default, Street Technologies may be liable to pay the remaining lease obligations net of security deposits totaling approximately$660,000. In
March 2002, the Company entered into a one-year lease for new office space for its corporate headquarters in Stamford, Connecticut.

    The Company also leases certain office equipment. Operating leases expire at various dates through 2004. Prior to December 31, 2000, Learn2 also had various leases and subleases for facilities in California and Texas. Rental expense for operating leases amounted to approximately $3.7 million, $4.2 million and $853,000 for 2001, 2000 and 1999, respectively. Learn2's minimum payments under leases at December 31, 2001 are approximately $525,000 in 2002, $418,000 in 2003, and $315,000 in 2004. There are no rental commitments beyond 2004.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
(B) LITIGATION

    On March 16, 2001, a prior customer of E-Stamp, Mr. Joseph Pavel, filed a purported consumer class action suit against the Company in the Supreme Court of the State of New York, County of Kings. The suit alleges that the Company breached its contracts with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County, California on or about May 24, 2001. The Company filed its answer to the complaint on June 18, 2001. On February 20, 2002, the Court granted Plaintiff's motion for class certification. The Company is vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to the Company and the diversion of management time and other resources.

    On August 3, 2001, Sales and Marketing Technologies, Inc. filed suit against the Company and certain of its officers in the Superior Court of California, San Mateo County, California. The complaint was amended on September 19, 2001. The plaintiff alleges breach of contract, breach of good faith and fair dealing, fraud, misrepresentation alleging breach of contract, fraud and unfair competition in connection with a consulting agreement between the plaintiff and the Company. The plaintiff seeks unspecified general and compensatory damages, treble damages and equitable remedies. The Company is vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to the Company and the diversion of management time and other resources.

    On September 8, 2000, a former employee of ViaGrafix Corporation, which is now a wholly-owned subsidiary of the Company, filed suit against Learn2.com, Inc. and ViaGrafix Corporation in the District Court of Oklahoma, Mayes County, Oklahoma. The plaintiff alleges breach of contract and conversion in connection with a severance agreement between the plaintiff and ViaGrafix. The plaintiff seeks unspecified general, compensatory and punitive damages and equitable remedies. The Company and ViaGrafix are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to ViaGrafix and the Company and the diversion of management time and other resources.

    On February 6, 2002, Morrison & Foerster, a law firm, filed suit against Etracks.com, Inc., a consolidated subsidiary of ViaGrafix Corporation, in the Superior Court of California, San Francisco County, California. The plaintiff alleges a violation of California Business & Professional Code,
Section 17538.45 and 17200 et. seq., in connection with Etracks permission e-mail marketing and tracking services. The plaintiff seeks statutory damages, to enjoin Etracks from further violations of the specified statutes, costs and fees. Etracks is vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to Etracks and the Company and the diversion of management time and other resources.

    In addition, Learn2 is involved in certain other legal proceedings and claims in the ordinary course of our business. Learn2 is vigorously contesting all matters referred to above and management believes that their ultimate resolution will not have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 12. LOSS PER SHARE

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

    The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2001       2000        1999
                                                        --------   ---------   --------
Loss from continuing operations.......................  $(11,022)  $  (4,426)  $ (7,266)
Loss from discontinued operations.....................   (11,419)   (108,400)   (48,144)
                                                        --------   ---------   --------
Net loss..............................................   (22,441)   (112,826)   (55,410)
Accretion on redeemable convertible preferred stock...        --          --     (2,086)
Net loss attributable to common stockholders..........  $(22,441)  $(112,826)  $(57,496)
                                                        ========   =========   ========
Weighted-average shares of common stock outstanding...    48,525      39,251     20,240
Less: weighted-average shares subject to repurchase...      (156)     (2,107)    (2,927)
                                                        --------   ---------   --------
Shares used in computing loss per share, basic and
  diluted.............................................    48,369      37,144     17,313
                                                        ========   =========   ========
Loss per share, basic and diluted:
  Continuing operations...............................  $  (0.23)  $   (0.12)  $  (0.42)
  Discontinued operations.............................  $  (0.23)  $   (2.92)  $  (2.78)
  Net loss attributable to common stockholders........  $  (0.46)  $   (3.04)  $  (3.32)

    The total number of shares excluded from the calculations of diluted net loss per share were 13,410,000, 3,683,000 and 5,667,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

NOTE 13. SEGMENT REPORTING

    Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Learn2 operates in two principal business segments: e-learning and Permission e-mail marketing. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management evaluates the performance of each segment on their respective revenues and gross profits. Learn2 does not allocate corporate overhead costs between the two segments. Management does not believe that allocating these expenses is material in evaluating each segment's performance.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment revenues, which relate primarily to intercompany sales are valued at substantially the same rates and prices charged to external customers. The following tables set

                               LEARN2 CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 (CONTINUED)

NOTE 13. SEGMENT REPORTING (CONTINUED)
forth industry segment information for the years ended December 31, 2001, 2000, and 1999 (in thousands).

                                                        REVENUES                       GROSS PROFIT
                                             ------------------------------   ------------------------------
                                               2001       2000       1999       2001       2000       1999
                                             --------   --------   --------   --------   --------   --------
e-learning.................................   $2,714     $   --     $   --     $1,780     $   --     $   --
Permission e-mail marketing................    1,693         --         --      1,618         --         --
Intersegment Elimination...................      (35)        --         --       (310)        --         --
                                              ------     ------     ------     ------     ------     ------
  Total....................................   $4,372     $   --     $   --     $3,368     $   --     $   --
                                              ======     ======     ======     ======     ======     ======

                                                                2001       2000       1999
                                                              --------   --------   --------
Learning Services...........................................   22,921        --         --
Broadcast Messaging Services................................    1,881        --         --
                                                               ------     -----      -----
  Total.....................................................   24,802
                                                               ======     =====      =====

    Revenues from international sales represent 4.0% for the year ended December 31, 2001.

NOTE 14. SUBSEQUENT EVENTS

    In January 2002, a complaint was filed against the Company alleging certain common law claims. In connection with the settlement of the complaint, on January 24, 2002 the Company issued a promissory note in the principal amount of $400,000 accruing interest at the rate of 10% per annum. The promissory note is due and payable upon the earlier of (i) the completion of a Financing (as defined in the promissory note) or (ii) any dissolution, extraordinary dividend, recapitalization or similar transaction involving our Company. At December 31, 2001, the principal amount of the promissory note was included in other liabilities in the consolidated balance sheet.

    On March 4, 2002, the Company announced that it will phase out its remaining production and distribution operations in Pryor, Oklahoma and consolidate its e-learning business in Golden, Colorado, which is the current home of our courseware and authoring tool development activities. The Company eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. Severance and related expenses attributable to the elimination of these positions will be approximately $300,000 and will be recorded in the quarter ended March 31, 2002. As a result of this decision, the Company reduced the value of its intangible assets as of December 31, 2001 by approximately $330,000 (see Note 4).