Form 10-K/A
period 2001-12-31
LEARN2 CORP
filed 2002-04-03
CIK 1092917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                FORM 10-K/A No.1

     (MARK ONE)

        /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM _______ TO

                         COMMISSION FILE NUMBER: 0-27417

                                   -----------

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
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         As of March 20, 2002, there were approximately 75,576,764 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price of the Common Stock on The Nasdaq National Market) on March 20, 2002 was approximately $10,406,308 or $0.14 per share (calculated by excluding shares actually owned by our current directors and officers).

                                EXPLANATORY NOTE

         This Amendment to our Annual Report on Form 10-K for the year ended December 31, 2001 is being filed solely to correct typographical errors in the Report of Independent Public Accountants (Arthur Andersen LLP) on Page F-1 and the Report of Independent Auditors (Ernst & Young LLP) on Page F-2. Other than these corrections, none of the information contained in our Form 10-K filed on April 1, 2002 has been revised or amended.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flow from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
February 20, 2001
except for the second paragraph of Note 1, as to which the date is April 20, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Stamford, Connecticut, on April 3, 2002.

                                  LEARN2 CORPORATION

                                  BY: /s/ Marc E. Landy
                                      ----------------------
                                      Name:  Marc E. Landy
                                      Title: Executive Vice President,
                                             Chief Financial Officer, Secretary
                                             and Treasurer