Form 10-Q
period 2002-03-31
LEARN2 CORP
filed 2002-05-15
CIK 1092917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                              111 HIGH RIDGE ROAD
                               STAMFORD, CT 06905
              (Address of principal executive office and zip code)

                                 (203) 975-9602
              (Registrant's telephone number, including area code)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

    As of May 8, 2002, 75,576,764 shares of the Registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LEARN2 CORPORATION
                                   FORM 10-Q
                 For the Quarterly Period Ended March 31, 2002
                                     INDEX

PART I--FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                      --------
Item 1.                 Financial Statements:.......................................      3

                        Condensed Consolidated Balance Sheets as of March 31, 2002
                          (Unaudited) and December 31, 2001.........................      3
                        Condensed Consolidated Statements of Operations for the
                          three months ended March 31, 2002 and 2001 (Unaudited)....      4
                        Condensed Consolidated Statements of Cash Flows for the
                          three months ended March 31, 2002 and 2001 (Unaudited)....      5
                        Notes to Condensed Consolidated Financial Statements              6
                          (Unaudited)...............................................

                        Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................
Item 2.                                                                                  13

Item 3.                 Qualitative and Quantitative Disclosure About Market Risk...     28

PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................     29
Item 6.                 Exhibits and Reports on Form 8-K............................     29
                        Signature...................................................     30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LEARN2 CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $   3,334      $   6,337
  Accounts receivable, net..................................       1,766          2,945
  Inventories...............................................         644            549
  Prepaid expenses and other current assets.................         554            666
                                                               ---------      ---------
    Total current assets....................................       6,298         10,497
  Fixed assets, net.........................................       1,284          3,409
  Assets held for sale......................................         720             --
  Capitalized software, net.................................       8,952          9,425
  Intangible assets, net....................................       1,257          1,298
  Other assets..............................................          22            173
                                                               ---------      ---------
    Total assets............................................   $  18,533      $  24,802
                                                               =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   1,986      $   2,434
  Accrued liabilities.......................................       2,398          3,653
  Accrued restructuring costs...............................       1,274            308
  Deferred revenue..........................................         161            120
                                                               ---------      ---------
    Total current liabilities...............................       5,819          6,515
  Other liabilities.........................................         409            423
                                                               ---------      ---------
    Total liabilities.......................................       6,228          6,938
  Stockholders' equity
  Common stock..............................................          76             76
  Additional paid-in capital................................     229,333        229,333
  Deferred stock compensation...............................        (274)          (451)
  Accumulated deficit.......................................    (216,830)      (211,094)
                                                               ---------      ---------
  Total stockholders' equity................................      12,305         17,864
                                                               ---------      ---------
    Total liabilities and stockholders' equity..............   $  18,533      $  24,802
                                                               =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LEARN2 CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net revenues................................................  $ 2,030    $     --
Cost of revenues............................................      502          --
                                                              -------    --------
Gross margin................................................    1,528          --

Operating expenses:
  Research and product development..........................      950          --
  Sales and marketing.......................................    2,083          --
  General and administrative................................    1,312       1,823
  Depreciation and amortization.............................      512          --
  Restructuring charges.....................................    2,602          --
                                                              -------    --------
Total operating expenses....................................    7,459       1,823
                                                              -------    --------
Operating loss..............................................   (5,931)     (1,823)
Interest and other, net.....................................      195         457
                                                              -------    --------
Loss from continuing operations.............................   (5,736)     (1,366)
Loss from discontinued operations...........................       --     (12,487)
                                                              -------    --------
Net loss available to common stockholders...................  $(5,736)   $(13,853)
                                                              =======    ========
Basic and diluted loss per common share:
Continuing operations.......................................  $ (0.08)   $  (0.04)
                                                              =======    ========
Discontinued operations.....................................  $    --    $  (0.33)
                                                              =======    ========
Net loss available to common stockholders...................  $ (0.08)   $  (0.37)
                                                              =======    ========
Weighted average basic and diluted shares outstanding.......   75,493      37,539
                                                              =======    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LEARN2 CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)

                                                                2002       2001
                                                              --------   --------
Cash flows from operating activities:
Net loss....................................................  $(5,736)   $(13,853)
Adjustments to reconcile net loss to cash used in operating
  activities:
  Depreciation and amortization.............................      512          55
  Restructuring charges accrued.............................    2,222          --
  Net loss from discontinued operations.....................       --      12,487
  Bad-debt expense..........................................        7          --
  Amortization of deferred stock compensation...............      177         478
  Deferred revenue..........................................       41          --
Change in operating assets and liabilities..................     (360)        291
                                                              -------    --------
    Net cash used in continuing operations..................   (3,137)       (542)
    Net cash used in discontinued operations................       --      (9,464)
                                                              -------    --------
  Cash used in operating activities.........................   (3,137)    (10,006)
Cash flows from investing activities:
  Purchase of property and equipment........................      (66)         --
  Purchase of property and equipment for discontinued
    operations..............................................       --         (74)
                                                              -------    --------
  Net cash used in investing activities.....................      (66)        (74)
Cash flows from financing activities:
  Collection of note receivable from former employee........      200          --
                                                              -------    --------
  Net cash provided by financing activities.................      200          --
                                                              -------    --------
  Net decrease in cash and cash equivalents.................   (3,003)    (10,080)
Cash, beginning of period...................................    6,337      25,233
                                                              -------    --------
Cash, end of period.........................................  $ 3,334    $ 15,153
                                                              =======    ========
Supplemental cash flow information:
Cash paid for interest......................................  $     3    $     --
                                                              =======    ========
Repurchase of common stock in exchange for cancellation of
  notes receivable..........................................  $    --    $    (68)
                                                              =======    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LEARN2 CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. INCORPORATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

INCORPORATION AND NATURE OF BUSINESS

    Learn2 Corporation (formerly known as E-Stamp Corporation), a Delaware corporation (the "Company" or "Learn2"), was incorporated on August 23, 1996. The Company originally provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. On September 25, 2001, the Company acquired all of the outstanding shares of Learn2.com Inc., changed its name to Learn2 Corporation and assumed the on-going operations of Learn2.com. Learn2.com's offerings included engaging online and physical learning and training products and complementary services, commonly referred to as e-learning services, marketed to corporate, government and individual clients and customers and provided e-mail marketing services. From September 25, 2001 until February 28, 2002, the Company operated in two segments: "e-learning" and "permission email marketing". As part of its restructuring announced on March 4, 2002 (Note 4), effective March 1, 2002, the Company split its e-learning segment into "corporate and government" and "retail". In connection with its then proposed merger with Learn2.com the Company announced that it would discontinue its existing transportation management business prior to completion of the merger. Accordingly, the Company's condensed consolidated financial statements and notes included herein reflect those businesses as discontinued operations through September 25, 2001 in accordance with Accounting Principles Board Opinion ("APB") No. 30. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses.

BASIS OF PRESENTATION

    The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2002 and 2001 included herein are unaudited, but include all adjustments that the management of the Company believes are necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial statements are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001.

    The Company has incurred significant net losses and negative cash flows from operations since its inception. At March 31, 2002, the Company had an accumulated deficit of approximately $216.8 million. On March 4, 2002 (Note 4), the Company announced that it will phase out its production and distribution operations in Pryor, Oklahoma and consolidate its e-learning business in Golden, Colorado, which is the current home of its courseware and authoring tool development activities.

    The operating results for future periods are subject to numerous uncertainties. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on the Company's ability to continue as a going concern and achieve its business objectives. Management believes that if the Company meets its revenue and cash collection targets on a timely basis, the Company will have sufficient resources for its operating requirements and sufficient resources to realize its business plan at least for the next twelve months. The audit opinion regarding our 2001 financial statementsexpressed substantial doubt as to our ability to continue as a going concern. However, the Company's consolidated financial statements for the year ended December 31, 2001 contained a going concern opinion and were prepared on a going concern basis, which contemplated the realization of

                               LEARN2 CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 1. INCORPORATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED) assets and settlement of liabilities in the normal course of business. The financial statements did not include any adjustments that might result from the outcome of this uncertainty. However, the Company's ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of its products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors, some of which may be beyond the Company's control. Many of the Company's costs are fixed and are based on anticipated revenue levels. The Company may be unable to adjust its spending quickly enough to offset any unexpected shortfall in revenue or cash collections. If the Company has a shortfall in cash collections or in revenues in relation to expenses, or if expenses continue to exceed revenues, then its results of operations and financial condition would be affected adversely and it would need to raise additional funds through the sale of assets or otherwise. If the Company needs to raise additional funds it cannot be certain that it will be successful nor can it predict the terms under which such funds would be available if at all. If additional funds are not available it may not be able to meet its on-going expenses unless it changes its business plan, sells assets, curtails expenditures, and/or employ other strategies as are required in these circumstances. The Company believes that for it to raise additional funds without selling assets will be very difficult.

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

                               LEARN2 CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 1. INCORPORATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED) The following table presents the calculation of basic and diluted loss per share (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Loss from continuing operations.............................  $(5,736)   $ (1,366)
Loss from discontinued operations...........................       --     (12,487)
                                                              -------    --------
Net loss attributable to common stockholders................  $(5,736)   $(13,853)

Weighted-average shares of common stock outstanding.........   75,577      37,953
Less: weighted-average shares subject to repurchase.........      (84)       (414)
                                                              -------    --------
Shares used in computing loss per share, basic and
  diluted...................................................   75,493      37,539
                                                              =======    ========
Loss per share, basic and diluted:
  Continuing operations.....................................  $ (0.08)   $  (0.04)
  Discontinued operations...................................  $    --    $  (0.33)
  Net loss attributable to common stockholders..............  $ (0.08)   $  (0.37)

RECLASSIFICATIONS

    Certain prior-year amounts have been reclassified to conform the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2002, the FASB issued Statement of Financial Accounting Standards
No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financial statements issued in fiscal 2003. The Company does not expect the adoption of SFAS 145 to have a material effect on its consolidated financial position or results of operations.

NOTE 2. BUSINESS COMBINATION

    On September 25, 2001, the Company acquired all of the outstanding stock of Learn2.com, and changed its name to Learn2 Corporation. Under the terms of the merger agreement, the Company issued approximately 37.7 million shares of its common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of common stock of the Company, resulting in the stockholders of the Company immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com, including

                               LEARN2 CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 2. BUSINESS COMBINATION (CONTINUED)
Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.2 million including approximately $6.6 million of assumed liabilities, transaction costs totaling approximately $5.2 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder. The transaction was accounted for using the purchase method of accounting pursuant to SFAS 141. The results of Learn2.com for the period from September 25, 2001 through December 31, 2001 are included in the consolidated statement of operations for the year ended December 31, 2001.

    The following unaudited pro forma information has been prepared assuming that the acquisition of Learn2.com had taken place at the beginning of the respective period presented. The unaudited pro forma information presented in the table below represents the combined loss from discontinued operations, net loss and loss per share. The pro forma financial information is not necessarily indicative of the combined results that may occur in the future (in thousands):

                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 2001
                                                              --------------
Net revenues................................................     $  5,560
Net loss from continuing operations.........................      (12,234)
Net loss from discontinued operations.......................      (12,487)
Gain on disposal of discontinued operations.................           --
Net loss available to common stockholders...................     $(24,721)
Basic and diluted loss per common share
  Continuing operations.....................................     $  (0.25)
  Discontinued operations...................................     $  (0.33)
  Net loss available to common stockholders.................     $  (0.58)

NOTE 3. DISCONTINUED OPERATIONS

    Until April 19, 2001, the Company operated under a single reportable segment consisting of two product lines, Internet postage and transportation management solutions. In November 2000, the Company phased out its Internet postage business. On April 19, 2001, the Company entered into a merger agreement under which it would merge with Learn2.com. The Company also announced it would phase-out its existing transportation management solutions business prior to the completion of the merger. Accordingly, the Company's financial statements and notes included herein reflect its businesses as discontinued operations in accordance with APB 30. The results of discontinued operations do not include any interest income, interest expense or allocation of general corporate expenses. General corporate expenses consist of general and administrative overhead expenses, including expenses associated with the general responsibilities of a public company, and exclude those costs associated with the Company's transportation management solutions and Internet postage businesses.

    In May 2000, the Company acquired all of the issued and outstanding shares of Infinity Logistics Corporation and Automated Logistics Corp. These companies provided transportation management and warehouse management solutions that allowed customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. The total purchase price was approximately $9.0 million and consisted of a cash payment of $2.5 million, 1,164,000 shares

                               LEARN2 CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED) of common stock with a fair market value of $4.4 million, $0.9 million related to the value of assumed options, $0.7 million of assumed liabilities and $0.5 million of acquisition related costs. Summary operating results of discontinued operations are as follows (in thousands):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                                   2001
                                                              ---------------
Net revenues................................................      $    317

Impairment of long-lived assets.............................         5,709
Other costs and expenses....................................         7,095
                                                                  --------

Loss from discontinued operations...........................      $(12,487)
                                                                  ========

NOTE 4. RESTRUCTURING COSTS

    In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduce emphasis on its Internet postage business. In November 2000, the Company restructured the organization to phase out its Internet postage business. Remaining and unpaid obligations from these two restructurings totaled $308,000 as of March 31, 2002.

    On February 22, 2001, the Company announced a further reduction in force and the elimination of forty-five employees and contractors from its workforce. In connection with this action, the Company incurred severance expense of $392,000. This expense is included in loss from discontinued operations for the three months ended March 31, 2001 and all costs relating to this restructuring have been paid.

    On March 4, 2002, the Company announced that it would phase out its remaining production and distribution operations and sell its building in Pryor, Oklahoma and consolidate its e-learning business in Golden, Colorado, which is the current home of its courseware and authoring tool development activities. The Company eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. Also, in March 2002, the Company's subsidiary, Street Technologies, Inc., abandoned its office space in White Plains, New York and defaulted on the lease relating to that space. As a result of these actions and events, the Company recorded restructuring charges totaling $2.6 million in the first quarter of 2002. Included in this amount is $937,000 related to the Company's remaining lease obligation for the office space in White Plains, New York. Also included in this amount is $409,000 related to severance and other employee costs associated with the elimination of 60 positions. Asset write-offs as a result of closing the Pryor facility and the abandonment of fixed assets in the Company's office space located in White Plains totaled $1.3 million. This amount included $843,000 related to property and equipment, $145,000 related to software and $268,000 related to the write-down of the building in Oklahoma to reflect its current estimated fair value. The building has been reclassified to Assets held for sale in the accompanying condensed consolidated balance sheet as of March 31, 2002.

                               LEARN2 CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 4. RESTRUCTURING COSTS (CONTINUED)
    The following table sets forth the restructuring activity during 2002 (in thousands):

                                                                                        BALANCE
                                                  CHARGES IN     CASH                  MARCH 31,
                                                     2002        PAID     WRITE-OFFS     2002
                                                  ----------   --------   ----------   ---------
March restructuring:
  Employee termination costs....................    $  409      $(380)      $    --     $   29
  Contract terminations.........................       937         --            --        937
  Write-off of fixed assets.....................     1,256         --        (1,256)        --
                                                    ------      -----       -------     ------
                                                    $2,602      $(380)      $(1,256)       966
                                                    ======      =====       =======
July 2000 restructuring.........................                                           308
                                                                                        ------
Total...........................................                                        $1,274
                                                                                        ======

NOTE 5. SEGMENT INFORMATION

    Based on the criteria established by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in three principal business segments:
"corporate and government e-learning", "retail", and "permission email marketing." SFAS 131 establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management evaluates the performance of each segment on their respective revenues and gross profits. Learn2 does not allocate corporate overhead costs between the three segments. Management does not believe that allocating these expenses is material in evaluating each segment's performance.

    The following table sets forth industry segment information for the three months ended March 31, 2002 and 2001 (in thousands):

                                                                 REVENUES             GROSS MARGIN
                                                           --------------------   --------------------
                                                             2002       2001        2002       2001
                                                           --------   ---------   --------   ---------
Corporate and government.................................   $  709    $     --     $  654    $      --
Retail...................................................      646          --        332           --
Permission email marketing...............................      678          --        542           --
Intersegment elimination.................................       (3)         --         --           --
                                                            ------    ---------    ------    ---------
  Total..................................................   $2,030    $     --     $1,528    $      --
                                                            ======    =========    ======    =========

NOTE 6. LITIGATION

    On March 16, 2001, Mr. Joseph Pavel filed a purported consumer class action suit against the Company in the Supreme Court of the State of New York, County of Kings. The suit alleges that the Company breached its contracts with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County, California on or about May 24, 2001. The Company filed its answer to the complaint on

                               LEARN2 CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6. LITIGATION (CONTINUED)
June 18, 2001. On February 20, 2002, the Court granted Plaintiff's motion for class certification. Trial is currently scheduled for October 2002. The Company is vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to the Company and the diversion of management time and other resources.

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

    On September 8, 2000, a former employee of ViaGrafix Corporation, which is now a wholly - owned subsidiary of the Company, filed suit against Learn2.com, Inc. and ViaGrafix Corporation in the District Court of Oklahoma, Mayes County, Oklahoma. The plaintiff alleges breach of contract and conversion in connection with a severance agreement between the plaintiff and ViaGrafix. The plaintiff seeks unspecified general, compensatory and punitive damages and equitable remedies. The Company and ViaGrafix are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to ViaGrafix and the Company and the diversion of management time and other resources.

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

    In addition, Learn2 is involved in certain other legal proceedings and claims in the ordinary course of our business. Learn2 is vigorously contesting all such matters and management believes that their ultimate resolution will not have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

    E-Stamp Corporation originally provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In May 2000, we acquired two companies, Infinity Logistics and Automated Logistics for a total purchase price of $9.0 million. These companies offered transportation management and warehouse management products and services that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. During 2000, we undertook two corporate restructurings. In July 2000, we restructured the organization to accelerate the development, marketing and sales of our transportation management products and services in addition to our emphasis on our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings. On November 8, 2001, in connection with the merger, we undertook a corporate restructuring to outsource the packaging and shipping of our retail products to an outside fulfillment house and eliminate redundant functions. We incurred charges of approximately $89,000 related to these restructurings.

    On March 4, 2002, we announced that we would phase out our remaining production and distribution operations in Pryor, Oklahoma and consolidate our e-learning business in Golden, Colorado, which is the current home of our courseware and authoring tool development activities. We eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. Severance and related expenses attributable to the elimination of these positions was approximately $409,000 and was included in the condensed consolidated statement of operations for the three months ended March 31, 2002. When fully implemented, we expect that these steps will result in a reduction of operating expenses of approximately $5.5 million on an annualized basis. As a result of this decision, we reduced the value of our intangible assets through an impairment charge as of December 31, 2001 by approximately $330,000.

    From September 25, 2001 until February 28, 2002, we operated in two segments: "e-learning" and "permission email marketing." As part of the restructuring, effective, March 1, 2002, we split our e-learning segment into "corporate and government" and "retail." On April 19, 2001, in connection with our then planned merger with Learn2.com, we discontinued our remaining transportation management business. Therefore, our consolidated financial statements and notes included herein reflect our businesses as discontinued operations in accordance with APB No. 30. as of December 31, 2001 and for all periods presented. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses. As a result of the merger, we adopted the on-going business of Learn2.com.

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

CRITICAL ACCOUNTING JUDGMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission ("SEC") has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1 "Summary of Significant Accounting Policies" in Item 14 of Part IV, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of our Annual Report on Form 10-K for the year ended December 31, 2001. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

    The items in our financial statements requiring significant estimates, judgments, and accounting policies are as follows:

ESTIMATES AND JUDGMENTS

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

    - LITIGATIOn. We are currently involved in certain legal proceedings as discussed in the "Litigation" note in the Notes to Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results of that period.

ACCOUNTING POLICIES

SOURCES OF REVENUE AND REVENUE RECOGNITION POLICY

    We generate revenue primarily from the sales and licensing of courseware and development tools, and permission e-mail marketing services. Revenue from software license agreements is recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position
No. 97-2, "Software Revenue Recognition." Software product sales under such license agreements are recognized as revenue upon shipment of the products to customers, provided that there are no significant vendor obligations and collection of the related receivable is fixed and determinable. When we have established vendor specific objective evidence, we account for insignificant vendor obligations and post-contract support over the service period.

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

RESULTS OF OPERATIONS

    The following table sets forth industry segment information for the three months ended March 31, 2002 and 2001 (in thousands):

                                                         REVENUES             GROSS MARGIN
                                                   --------------------   --------------------
                                                     2002       2001        2002       2001
                                                   --------   ---------   --------   ---------
Corporate and government.........................   $  709    $     --     $  654    $      --
Retail...........................................      646          --        332           --
Permission email marketing.......................      678          --        542           --
Intersegment elimination.........................       (3)         --         --           --
                                                    ------    ---------    ------    ---------
Total............................................   $2,030    $     --     $1,528    $      --
                                                    ======    =========    ======    =========

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

CONTINUING OPERATIONS

    Following the acquisition of Learn2.com on September 25, 2001 through March 1, 2002, we operated in two segments: "e-learning" and "Permission e-mail marketing". As part of our restructuring, effective March 1, 2002, we split our e-learning segment into "corporate and government" and "retail." Operating expenses for 2001 do not include the expenses of Learn2.com as it was not acquired until September 25, 2001.

CORPORATE AND GOVERNMENT E-LEARNING

    Corporate and government e-learning revenues consist primarily of learning products and services sold or distributed through the Internet. Cost of revenues includes costs to develop custom courseware and other fulfillment costs. Net revenues for the three months ended March 31, 2002 were approximately $709,000 and composed of approximately $590,000 of courseware, services licensed to corporate customers, and royalties or 83.2% of revenues and approximately $119,000 licensed to government customers or 16.8% of revenues.

RETAIL

    Retail revenues consist primarily of courseware sold online, to online merchants and sold through traditional retail channels. Cost of revenues consists of the expenses associated with the production and shipment of our physical products. Net revenues for the three months ended March 31, 2002 were approximately $646,000. The gross margin of $332,000 was adversely affected by $127,000. This was the result of one of our customer's decision during the first quarter to purchase our products on consignment rather than FOB Shipping Point.

PERMISSION E-MAIL MARKETING

    Permission e-mail marketing revenues consist primarily of permission e-mail marketing and tracking services. For the three months ended March 31, 2002, one customer accounted for 39.7% of the segment's revenue. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to fulfill our marketing and tracking services. Net revenues for the three months ended March 31, 2002 were approximately $678,000.

OPERATING EXPENSES

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

    Research and product development expenses were approximately $1.0 million for the three months ended March 31, 2001. Research and product development expenses relate to the development and enhancement of our technologies, content, Website and product design.

SALES AND MARKETING

    Sales and marketing expenses were approximately $2.1 for the three months ended March 31, 2002. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and advertising costs of marketing materials.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were approximately $1.3 million for the three months ended March 31, 2002 compared to $1.8 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, general and administrative expenses consist primarily of personnel related costs, occupancy costs, professional service fees, and the administrative expenses of a public company. For the three months ended March 31, 2001, general and administrative expenses consisted of expenses associated with the general responsibilities of a public company, and excluded those costs associated with our transportation management and Internet postage businesses. These expenses include salaries and related costs for certain administrative functions, professional services, including legal and accounting services, insurance and an allocation of facilities costs.

RESTRUCTURING CHARGES

    On March 4, 2002, we announced that we would phase out our remaining production and distribution operations and sell our building in Pryor, Oklahoma and consolidate our e-learning business in Golden, Colorado, which is the current home of our courseware and authoring tool development activities. We eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. Also, in March 2002, our subsidiary, Street Technologies, Inc., abandoned its office space in White Plains, New York and defaulted on the lease relating to that space. As a result of these actions and events, we recorded restructuring charges totaling $2.6 million in the first quarter of 2002. Included in this amount is $937,000 related to our remaining lease obligation for the office space in White Plains, New York. Also included in this amount is $409,000 related to severance and other employee costs associated with the elimination of 60 positions. Asset write-offs as a result of closing the Pryor facility and the abandonment of fixed assets in our office space located in White Plains totaled $1.3 million. This amount included $843,000 related to property and equipment, $145,000 related to software and $268,000 related to the write-down of the building in Oklahoma to reflect its current estimated fair value. The building has been reclassified to Assets held for sale in the accompanying condensed consolidated balance sheet as of March 31, 2002.

OTHER INCOME, NET

    Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense.

DISCONTINUED OPERATIONS

NET LOSS FROM DISCONTINUED OPERATIONS

    Net Loss from discontinued operations for the three months ended March 31, 2001 was $12.5 million. This loss from discontinued operations reflects the operating expenses related to our transportation management solutions business net of revenues from that business of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $72.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of March 31, 2002, we had cash and cash equivalents totaling
$3.3 million.

    Net cash used in continuing operations totaled $3.1 million for the three months ended March 31, 2002 while net cash used in continuing operations for the three months ended March 31, 2001 totaled $542,000. These amounts resulted primarily from net operating losses during those periods offset by non-cash charges.

    Net cash used in discontinued operations totaled $9.5 million for the three months ended March 31, 2001.

    Net cash used in investing activities totaled $66,000 for the three months ended March 31, 2002 while net cash used in investing activities totaled $74,000 for the three months ended March 31, 2001. These amounts resulted from the purchase of assets. `

    Net cash provided by financing activities totaled $200,000 for the three months ended March 31, 2002.

    We have incurred significant net losses and negative cash flows from operations since our inception. At March 31, 2002, we had an accumulated deficit of approximately $216.8 million. In March, 2002 we announced that we would phase out our production and distribution operations and sell our building in Pryor, Oklahoma and consolidate our e-learning business in Denver, Colorado, which is the current home of our courseware and authoring tool development activities. We eliminated approximately 60 positions, primarily in the Oklahoma facility and certain field sales operations. Severance and related expenses attributable to the elimination of these positions was approximately $409,000 and is included in restructuring charges on the condensed consolidated statement of operations for the three months ended March 31, 2002. We expect that these steps will result in a reduction of operating expenses of approximately $5.5 million on an annualized basis. The operating results for future periods are subject to numerous uncertainties. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and achieve our business objectives.

    The audit opinion regarding our 2001 financial statements expressed substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the year ended December 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Management believes that if we meet our revenue and cash collection targets, we will have sufficient resources for our operating requirements and sufficient resources to realize our business plan at least for the next twelve months.

    However, our ability to achieve our projected revenue and positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust spending quickly enough to offset any unexpected shortfall in cash collections or revenues. If we have a shortfall in cash collections or in revenues in relation to expenses, or if our expenses continue to exceed revenues, then our results of operations and financial condition would be affected adversely and we would need to raise additional funds through the sale of assets or otherwise. If we need to raise additional funds we cannot be certain that we will be successful nor can we predict the terms under which such funds would be available if at all. If additional funds are not available through debt or equity financings, we may not be able to meet our on-going expenses unless we change our business plan, sell assets, curtail expenditures, and/or employ other strategies as are required in these circumstances. We believe that for us to raise additional funds without selling assets will be very difficult.

    In January 2002, a complaint was filed against our Company alleging certain common law claims. In connection with the settlement of the complaint, on January 24, 2002 we issued a promissory note in the principal amount of $400,000 accruing interest at the rate of 10% per annum. The promissory note is due and payable upon the earlier of (i) the completion of a Financing (as defined in the promissory note) or (ii) any dissolution, extraordinary dividend, recapitalization or similar transaction involving our company. At March 31, 2002 and December 31, 2001, the principal amount of the promissory note is included in our other liabilities in other liabilities in the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for us for all financial statements issued in fiscal 2003. We do not expect the adoption of SFAS 145 to have a material effect on its consolidated financial position or results of operations.

                                  RISK FACTORS

    AN INVESTMENT IN OUR COMMON STOCK IS VERY RISKY. YOU SHOULD CONSIDER CAREFULLY THE RISKS DESCRIBED BELOW TOGETHER WITH ALL OF THE OTHER INFORMATION IN THIS AND OTHER SEC FILINGS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE AFFECTED MATERIALLY AND ADVERSELY; THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; WE MAY CONTINUE TO EXPERIENCE LOSSES.

    For the three months ended March 31, 2002, we incurred a net loss of $5.5 million and for the three months ended March 31, 2001, we incurred a net loss of $13.9 million. At March 31, 2002, we had an accumulated deficit of approximately $216.8 million. We expect to continue to incur losses for the foreseeable future. These losses will be substantial, and we may never become profitable.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN AND WE MAY NEED TO RAISE ADDITIONAL CAPITAL

    Our auditors have expressed substantial doubt as to our ability to continue as a going concern. However, our audited financial statements presented herein have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Management believes that if we meet our revenue and cash collection targets on a timely basis, we will have sufficient resources for our operating requirements and sufficient resources to realize our business plan at least for the next twelve months.

    However, our ability to achieve our projected revenue and positive cash flow depends upon a variety of factors, including the timely introduction and market success of our products, the costs of developing, producing and marketing these products, adoption of the Internet as a medium of commerce and delivery of services, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust spending quickly enough to offset any unexpected shortfall in cash collections or revenues. If we have a shortfall in cash collections or in revenues in relation to expenses, or if our expenses continue to exceed revenues, then our results of operations and financial condition would be affected adversely and we would need to raise additional funds through the sale of assets or otherwise. If we need to raise additional funds we cannot be certain that we will be successful nor can we predict the terms under which such funds would be available if at all. If additional funds are not available through debt or equity financings, we may not be able to meet our on-going expenses unless we change our business plan, sell assets, curtail expenditures, and/or employ other strategies as are required in these circumstances. We believe that for us to raise additional funds without selling assets will be very difficult.

GENERAL ECONOMIC CONDITION DOWNTURNS HAVE HARMED OUR ABILITY TO GENERATE
REVENUE.

    The September 11, 2001 terrorist attacks and the United States' military response have caused continued general economic weakness and, accordingly, further reductions in sales. Additional terrorists acts against the United States, and the United States response to such acts, may also exacerbate general slowdown in the U.S. economy, which could cause our revenues to decrease or fail to grow.

OUR RECENT WORKFORCE REDUCTIONS AND POOR FINANCIAL PERFORMANCE WILL PLACE ADDITIONAL STRAIN ON OUR RESOURCES AND MAY HARM THE MORALE AND PERFORMANCE OF OUR EMPLOYEES AND OUR ABILITY TO HIRE NEW ONES.

    In connection with our effort to streamline our operations, reduce costs and bring our staffing and structure in line with our expected revenue base, in November 2001 and March 2002, we restructured our organization and reduced our workforce by more than 75 employees. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, as well as material charges for reduction of excess facilities, and our restructuring plan may yield unanticipated consequences, such as attrition beyond that which we planned. This workforce reduction has placed significant strain on our administrative, operational and financial resources and has resulted in increased responsibilities for all of our managers. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about their job security, which may lead to difficulty in hiring and increased turnover in our current workforce, and divert management's attention. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and would divert our time and attention away from business operations.

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

WE EXPECT TO LOSE OUR LISTING ON THE NASDAQ NATIONAL MARKET THAT COULD RESULT IN YOUR BEING UNABLE TO SELL OUR COMMON STOCK READILY OR AT ALL.

    Shares of our common stock are currently listed on the Nasdaq National Market. Under Marketplace Rule 4450(a)(5) of the Nasdaq National Market, in order to maintain the listing of our common stock on the Nasdaq National Market the bid price per share of our common stock must close at or above $1.00. We have been notified by Nasdaq that we have not met Nasdaq's minimum $1.00 per share requirement. Because we have not regained compliance within the requisite time period, we have applied to transfer the listing of our common stock to the Nasdaq SmallCap Market. No assurance can be given that our application will be granted and that our stock will be listed on the SmallCap Market. If so listed, the transfer of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market may affect adversely the value of our common stock.

    Our common stock has previously been delisted from the Nasdaq National Market and traded on the OTC Bulletin Board. If our common stock is delisted from the Nasdaq National Market again, and our transfer to the SmallCap Market is not granted, your ability to trade in our common stock may be impacted adversely, not only in the number of shares which could be bought or sold, but also through delays in the timing of transactions and a reduction in media coverage. This may reduce the demand of our common stock and thus the trading price. A delisting may further impair our ability to raise additional working capital.

    If our common stock is listed on the Small Cap Market and is then delisted from that market, our common stock may be eligible to trade on the OTC Bulletin Board. In that event, our common stock may become subject to regulation as a "penny stock." The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq SmallCap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities.

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

WE OPERATE IN A RAPIDLY CHANGING, COMPETITIVE MARKET AND WE MAY NOT HAVE ADEQUATE RESOURCES TO COMPETE SUCCESSFULLY.

    The e-learning and permission e-mail markets are evolving quickly and are subject to rapid technological change shifts in customer demands and evolving industry standards. To succeed, we must continue to expand courseware offerings and upgrade our technologies. We may not be able to do so successfully. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or we have any significant delays in development or introduction of new products, our competitors may be able to attract and maintain a greater customer base. The e-learning and permission e-mail markets are characterized by significant price competition.. This has resulted in reduced revenues, operating margins, and market share. Although these markets are highly fragmented with no single competitor accounting for a dominant market share, competition is intense. Our competitors vary in size and in the scope and breadth of their offerings and services. Several of our competitors have longer operating histories and most have significantly greater financial, technical and marketing resources.

OUR BUSINESS WILL SUFFER IF E-LEARNING ADOPTION RATES CONTINUES TO BE LESS THAN WE EXPECTED.

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

    If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and our business prospects will be adversely effected.

THE SUCCESSFUL OPERATION OF OUR BUSINESS DEPENDS UPON A CONTINUAL SUPPLY OF CONTENT OTHER THAN RELATED TO OUR CURRENT LIBRARY.

    Our business success is dependent upon our ability to develop internally or obtain content from third party content providers because this content broadens the variety of content subjects we offer. Our inability to develop our own content or obtain it from third parties could result in delays in product introductions or shipments. We depend on the quality and reliability of the content licensed and timely delivery of this content by our sources. Although we will have agreements specifying the terms of the licenses, these agreements may not be enforceable. We believe that we can arrange alternate sources for some or all of our content, but our inability to provide content to our customers and prospects on a timely basis could adversely affect the performance of our business. The subject matter of our third party content can be important to prospective customers that they evaluate-learning companies based on a variety of courseware subjects.

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

THE VARIABILITY AND LENGTH OF OUR SALES CYCLE FOR OUR PRODUCTS MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

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

    - services.

    - The time it takes our potential customers to evaluate competitive products and services.

    - Our potential customers' internal budget and approval processes.

    - The extended periods most large corporations and government entities require making

    - purchasing decisions.

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

    Our future growth and success depends to a significant extent on the continued service of Robert H. Ewald, Executive Chairman of the Board of Directors, and other key employees, the development of management personnel and the hiring of new qualified employees. Competition for highly skilled personnel is intense in the technology industry. We may not be successful in recruiting new personnel or in retaining existing personnel. Additionally, our recent workforce reductions and poor financial performance will place additional strain on our people and may harm the morale and performance of our employees and our ability to hire new ones. The loss of one or more key or other employees or our inability to attract additional qualified employees or retain other employees could have a material adverse effect on our business, results of operations or financial condition.

WE FACE A RISK OF SYSTEM FAILURE.

    Our operations depend to a significant extent on our ability to maintain our computer and telecommunications systems. We must also protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain the capacity of our computer operations center and telecommunications systems and/or lead to degradations in performance or system failure. Any damage to or loss of our computer and telecommunications networks including our operations center could affect adversely the performance of our business. We do not have a redundant off-site back-up location site for our web servers however we are in the process of moving to a third party facility to host our servers. To date, we have not experienced system failures that have adversely and materially affected operations.

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

OUR INTELLECTUAL PROPERTY RIGHTS ARE COSTLY AND DIFFICULT TO PROTECT.

    We have patents that cover our StreamMaker and LearningAgent technologies and have a patent pending for our AdaptiveProxy Tracking technologies. At some point in the future, these patents may be deemed to be invalid or unenforceable, or otherwise not provide us with any meaningful protection. We also have rights in the trademarks that we use to market our e-learning services and products. These trademarks include, among others, Learn2 and StreamMaker. Our intellectual property allows us to develop engaging, multimedia, technology-based courseware. Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property, which we protect through a combination of patent, trade secret, copyright, trademark, nondisclosure agreements and other contractual provisions and technical measures. None of these protections may be adequate to prevent our competitors from copying or reverse engineering our products, concepts, trade names and trade dress. Furthermore, none of these protections prohibit our competitors from independently developing technologies that are substantially equivalent or superior to our technologies. We license certain products under licenses that are not signed by our licensees. The licensee agrees to the license by either
(i) opening a package on which the license is written or (ii) on a computer, "clicking" the "I accept" or "I agree" tab underneath the license. These types of licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of certain countries in which our products are or may be licensed do not protect us to the same extent as the laws of the United States.

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

    We are currently defending against a claim that Etracks has violated certain statutes in California relating to the distribution of unsolicited e-mail. We can give no assurance that the defense of that action will be successful or that we will not be subject to further similar actions.

    California and several other states have enacted legislation regulating the sending of unsolicited commercial e-mail. We cannot assure you that existing or future legislation regarding commercial e-mail will not harm our permission e-mail marketing services business. The federal government, foreign governments and several other states are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial e-mails and the use of forged or fraudulent routing and header information. California also requires that unsolicited e-mails include opt-out instructions and that senders of these emails honor any opt-out requests.

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

IF THE DELIVERY OF ETRACKS' EMAIL MESSAGES IS LIMITED OR BLOCKED, THEN ITS CLIENTS MAY DISCONTINUE THEIR USE OF ETRACKS' SERVICES.

    We rely on our ability to deliver permission e-mails over the Internet through Internet service providers such as America Online. A significant percentage of our permission e-mails sent on behalf of our clients are sent to AOL's members who have "opted in" to receive these e-mails. We do not have, and are not required to have, an agreement with AOL to deliver permission e-mails to its members. In addition, AOL and other Internet service providers are able to halt the delivery of Etracks' permission e-mails without prior warning or cause.

    AOL uses a proprietary set of technologies to handle and deliver e-mail.

    If we are unable to deliver permission e-mails sent on behalf of our clients to AOL's members who have "opted in" to receive these e-mails then we may lose certain clients and our business will be adversely impacted.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

    The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially as a result of a number of factors, including those set forth under caption "Risk Factors set forth in Item 2 of the quarterly period."

INTEREST RATE RISK

    As of March 31, 2002, we had cash and cash equivalents of approximately
$3.3 million invested in short term investments. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us. As of March 31, 2002, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

EQUITY PRICE RISK

    As of March 31, 2001, we did not hold any equity investments.

FOREIGN CURRENCY EXCHANGE RATE RISK

    We do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, we may be a party to litigation and claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the business, results of operations, or financial condition of our company.

    On March 16, 2001 Mr. Joseph Pavel, filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contract with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County, California on or about May 24, 2001. We filed our answer to the complaint on June 18, 2001. On February 20, 2002, the Court granted Plaintiff's motion for class certification. Trial is scheduled for October 2002. We are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to us and the diversion of management time and other resources.

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

    On September 8, 2000, a former employee of ViaGrafix Corporation, which is now a wholly owned subsidiary of ours, filed suit against Learn2.com, Inc. and ViaGrafix Corporation in the District Court of Oklahoma, Mayes County, Oklahoma. The plaintiff alleges breach of contract and conversion in connection with a severance agreement between the plaintiff and ViaGrafix. The plaintiff seeks unspecified general, compensatory and punitive damages and equitable remedies. We and ViaGrafix are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to ViaGrafix and the Company and the diversion of management time and other resources.

    On February 6, 2002, Morrison & Foerster, a law firm, filed suit against Etracks.com, Inc., a consolidated subsidiary of ViaGrafix Corporation, in the Superior Court of California, San Francisco County, California. The plaintiff alleges a violation of California Business & Professional Code,
Section 17538.45 and 17200 et. seq., in connection with Etracks permission e-mail marketing and tracking services. The plaintiff seeks statutory damages, to enjoin Etracks from further violations of the specified statutes, costs and fees. Etracks is vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to Etracks and us and the diversion of management time and other resources.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit 10.1 Services Agreement, dated April 1, 2002, between Etracks.com, Inc. and Traffix, Inc.

(b) Reports on Form 8-K

    A current Report on Form 8-K was filed with the Securities and Exchange Commission by Learn2 Corporation on February 22, 2002 to report under Item 5 the resignation of James A. Cannavino, S. Lee Kling and Donald Schupak from the Board of Directors of Learn2 Corporation.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002

                                                       LEARN2 CORPORATION

                                                       By:  /s/ MARC E. LANDY
                                                            -----------------------------------------
                                                            Marc E. Landy
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                            OFFICER,
                                                            SECRETARY AND TREASURER (PRINCIPAL
                                                            FINANCIAL AND
                                                            ACCOUNTING OFFICER)