Form 10-Q
period 2002-06-30
LEARN2 CORP
filed 2002-08-19
CIK 1092917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to_____________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

     As of August 14, 2002, 75,576,764 shares of the Registrant's common stock were outstanding.

                               LEARN2 CORPORATION
                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 2002
                                      INDEX

                                                                                       PAGE
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and
December 31, 2001                                                                       3
Condensed Consolidated Statements of Operations for the three and six months ended
June 30, 2002 and 2001 (Unaudited)                                                      4
Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2002 and 2001 (Unaudited)                                                      5
Notes to Condensed Consolidated Financial Statements (Unaudited)                        6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                             13
Item 3. Qualitative and Quantitative Disclosure About Market Risk                      25

PART II--OTHER INFORMATION

Item 1. Legal Proceedings                                                              26
Item 6. Exhibits and Reports on Form 8-K                                               27
Signature                                                                              28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LEARN2 CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2002           2001
                                                                    ------------   ------------
                                                                     (UNAUDITED)
                            ASSETS

Current assets:
   Cash and cash equivalents                                        $        974   $      6,337
   Accounts receivable, net                                                  494            979
   Prepaid expenses and other current assets                                 364            666
   Current assets of discontinued operations                               1,071          2,515
                                                                    ------------   ------------
                Total current assets                                       2,903         10,497
   Fixed assets, net                                                         310            300
   Capitalized software, net                                               3,509          3,675
   Intangible assets, net                                                    270            296
   Other assets                                                                -             75
   Non-current assets of discontinued operations                           1,833          9,959

                                                                    ------------   ------------
                Total assets                                        $      8,825   $     24,802
                                                                    ============   ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                 $        717   $        834
   Accrued liabilities                                                     1,110          1,702
   Accrued restructuring costs                                             1,020            308
   Current liabilities of discontinued operations                          2,277          3,671
                                                                    ------------   ------------
                Total current liabilities                                  5,124          6,515

   Other liabilities                                                         419            423
                                                                    ------------   ------------

                Total liabilities                                          5,543          6,938
   Stockholders' equity
   Common stock                                                               76             76
   Additional paid-in capital                                            229,333        229,333
   Deferred stock compensation                                              (144)          (451)
   Accumulated deficit                                                  (225,983)      (211,094)
                                                                    ------------   ------------

   Total stockholders' equity                                              3,282         17,864
                                                                    ------------   ------------

                Total liabilities and stockholders' equity          $      8,825   $     24,802
                                                                    ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LEARN2 CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                       ---------------------------    ---------------------------
                                                           2002           2001            2002           2001
                                                       ------------   ------------    ------------   ------------
Net revenues                                           $        731   $          -    $      1,406   $          -
Cost of revenues                                                209              -             345              -
                                                       ------------   ------------    ------------   ------------
Gross margin                                                    522              -           1,061              -

Operating expenses:
   Research and product development                             133              -             298              -
   Sales and marketing                                          320              -             645              -
   General and administrative                                   878          2,371           1,734          4,194
   Depreciation and amortization                                146              -             288              -
   Restructuring charges                                          -              -           1,143              -
                                                       ------------   ------------    ------------   ------------

Total operating expenses                                      1,477          2,371           4,108          4,194
                                                       ------------   ------------    ------------   ------------

Operating loss                                                 (955)        (2,371)         (3,047)        (4,194)
Interest and other, net                                         (14)           (14)            181            443
                                                       ------------   ------------    ------------   ------------

Net loss from continuing operations                           (969)        (2,385)          (2,866)        (3,751)

Net (loss) income  from discontinued operations              (8,184)           903         (12,023)       (11,584)
Net gain on disposal of discontinued operations                   -          2,115               -          2,115
                                                       ------------   ------------    ------------   ------------

                                                             (8,184)         3,018         (12,023)        (9,469)
                                                       ------------   ------------    ------------   ------------

Net (loss)/gain available to common stockholders       $     (9,153)  $        633    $    (14,889)  $    (13,220)
                                                       ============   ============    ============   ============

Basic and diluted loss per common share:
Continuing operations                                  $      (0.01)  $      (0.06)   $      (0.04)  $      (0.10)
                                                       ============   ============    ============   ============

Discontinued operations                                $      (0.11)  $       0.08    $      (0.16)  $      (0.25)
                                                       ============   ============    ============   ============

Net (loss)/gain available to common stockholders       $      (0.12)  $       0.02    $      (0.20)  $      (0.35)
                                                       ============   ============    ============   ============

Weighted average basic and diluted shares outstanding         75,517        37,680          75,505         37,609
                                                       ============   ============    ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LEARN2 CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                 (in thousands)

                                                                                                  2002            2001
                                                                                              -----------      ----------
Cash flows from operating activities:
     Net loss                                                                                 $   (14,889)     $  (13,220)
     Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                                288             132
         Restructuring charges                                                                      1,143               -
         Net loss from discontinued operations                                                     12,023          11,584
         Gain on disposal of discontinued operations                                                    -          (2,115)
         Bad-debt expense                                                                              40               -
         Amortization of deferred stock compensation                                                  307             877
         Change in operating assets and liabilities                                                   (47)          1,029
                                                                                              -----------      ----------
            Net cash used in continuing operations                                                 (1,135)         (1,713)
            Net cash used  in discontinued operations                                              (4,304)         (6,593)
                                                                                              -----------      ----------
         Cash used in operating activities                                                         (5,439)         (8,306)

Cash flows from investing activities:
     Purchase of property and equipment                                                               (69)              -
     Purchase of property and equipment for discontinued operations                                   (55)            (74)
     Proceeds from sale of equipment                                                                    -             212
                                                                                              -----------      ----------
         Net cash (used in)/provided by investing activities                                         (124)            138

Cash flows from financing activities:
     Collection of note receivable from former employee                                               200               -
                                                                                              -----------      ----------
         Net cash provided by financing activities                                                    200               -
                                                                                              -----------      ----------
         Net decrease in cash and cash equivalents                                                 (5,363)         (8,168)

Cash, beginning of period                                                                           6,337          25,233
                                                                                              -----------      ----------
Cash, end of period                                                                           $       974      $   17,065
                                                                                              ===========      ==========
Supplemental cash flow information:
     Cash paid for interest                                                                   $         5      $        -
                                                                                              ===========      ==========
Non-cash investing and financing activities:

     Deferred stock compensation                                                              $         -      $    1,878
                                                                                              ===========      ==========
     Repurchase of common stock in exchange for cancellation of notes receivable              $         -      $       68
                                                                                              ===========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LEARN2 CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. INCORPORATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Incorporation and Nature of Business

          Learn2 Corporation (formerly known as E-Stamp Corporation), a Delaware corporation (the "Company" or "Learn2"), was incorporated on August 23, 1996. The Company originally provided an Internet postage service. On September 25, 2001, the Company acquired all of the outstanding shares of Learn2.com Inc., changed its name to Learn2 Corporation and assumed the on-going operations of Learn2.com's e-learning and permission e-mail marketing businesses. In connection with its then proposed merger with Learn2.com, the Company announced that it would discontinue its existing transportation management business prior to completion of the merger.

          On August 9, 2002, the Company sold the assets of its e-learning business. In connection with the sale, the Company announced that it would focus its efforts on its permission e-mail marketing business.

Basis of Presentation

          The condensed consolidated financial statements of the Company as of and for the three and six months ended June 30, 2002 and 2001 included herein are unaudited, but include all adjustments that the management of the Company believes are necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial statements are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001. The Company has incurred significant net losses and negative cash flows from operations since its inception. At June 30, 2002, the Company had an accumulated deficit of approximately $226.0 million.

          The operating results for future periods are subject to numerous uncertainties. Management believes that if the Company meets its revenue and cash collection targets on a timely basis, receives its earn-out payments related to the sale of its e-learning business, receives its payments from the sale of its inventories associated with the discontinued e-learning business, sells its building in Pryor, Oklahoma and favorably and timely resolves certain litigation matters, the Company will have sufficient resources for its operating requirements and for the next twelve months. However, if each of the assumptions described in the preceding sentence are not actualized and the Company is unable to restructure its obligations, it is unlikely that the Company will continue as a going concern.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of 2002. The Company has reported the discontinuance of its transportation management business under the provisions of APB No. 30 and the discontinuance of the e-learning segments in accordance with SFAS No. 144.

          Accordingly, the Company's condensed consolidated financial statements and notes included herein reflect the discontinued operations of the transportation business through September 25, 2001 and e-learning segments through June 30, 2002. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses.

          The audit opinion regarding our 2001 financial statements expressed substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The financial statements did not include any adjustments that might result from the outcome of this uncertainty. However, the Company's ability to achieve positive cash flow depends upon the continued market success of the Company's services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond the Company's control. Many of the Company's costs are fixed and are based on anticipated revenue levels. The Company may be unable to adjust its spending quickly enough to offset any unexpected shortfall in cash collections or revenues. If the Company has a shortfall in cash collections or in revenues in relation to expenses, or if the Company's expenses continue to exceed revenues, it would need to raise additional funds or restructure its obligations. Because the Company has never earned a profit, current liabilities exceed current assets and the current stock price, management believes that it will be extremely difficult to raise additional funds. If the Company cannot raise additional funds or restructure its obligations, it is unlikely that the Company will continue as a going concern.

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

PER SHARE

          Loss per share has been computed in accordance with Statement of Financial Accounting SFAS No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. The Company's potentially dilutive securities were antidilutive and therefore were not included in the computation of weighted-average shares used in computing diluted loss per share. Therefore, the Company's basic and diluted loss per share are the same.

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share amounts):



                                                      Three Months Ended June 30,                Six Months Ended June 30,
                                                      ---------------------------              ------------------------
                                                        2002                 2001                2002               2001
                                                        ----                 ----                ----               ----


Net loss from continuing operations                   $ (969)            $ (2,385)          $ (2,866)          $ (3,751)
Net (loss)/gain from discontinued operations          (8,184)               3,018            (12,023)            (9,469)
                                                    ---------           ----------         ----------         ----------
Net (loss)/gain attributable to
   common stockholders                              $ (9,153)               $ 633          $ (14,889)         $ (13,220)

Weighted-average shares of
  common stock outstanding                            75,577               37,921             75,577             37,937
Less: weighted-average shares
  subject to repurchase                                  (60)                (241)               (72)              (328)
                                                    ---------           ----------         ----------         ----------
Shares used in computing loss per
  share, basic and diluted                             75,517               37,680             75,505             37,609
                                                    ==========          ==========         ==========         ==========
Loss per share, basic and diluted:
Continuing operations                                 $ (0.01)             $ (0.06)           $ (0.04)           $ (0.10)
Discontinued operations                               $ (0.11)              $ 0.08            $ (0.16)           $ (0.25)
Net loss attributable to
  common stockholders                                 $ (0.12)              $ 0.02            $ (0.20)           $ (0.35)


          The Company has outstanding warrants to exercise approximately 1,442,000 shares of its common stock with exercise prices ranging from $1.98 to $15.61 per share. The warrants expire at various dates through June of 2005.

RECLASSIFICATIONS

          Certain prior-year amounts have been reclassified to conform to current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

          In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financial statements issued in fiscal 2003. The Company does not expect the adoption of SFAS 145 to have a material effect on its consolidated financial position or results of operations.

NOTE 2. DISPOSITIONS/ACQUISITIONS

DISPOSITION

          On August 9, 2002, the Company and its subsidiaries ViaGrafix Corporation, Panmedia Corporation, and Street Technologies, Inc. sold their respective e-learning assets. The consideration consists of (i) an initial payment to the Company of $325,000 and (ii) earn-out payments to the Company and its subsidiaries of up to $3.71 million. The earn-out payments are to be made monthly commencing on September 9, 2002, in each case, subject to reduction until the earlier of sixty (60) months from August 9, 2002 or the date on which the aggregate amount of the earn-out payments paid to the Company and its subsidiaries totals $3.71 million.

          The loss on the sale of the e-learning business was approximately $6.2 million and is included in the loss from discontinued operations for the three months ended June 30, 2002.

ACQUISITION

          On September 25, 2001, the Company acquired all of the outstanding stock of Learn2.com, changed its name to Learn2 Corporation and assumed the ongoing operations of Learn2.com. Under the terms of the merger agreement, the Company issued approximately 37.7 million shares of its common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of common stock of the Company, resulting in the stockholders of the Company immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com, including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.2 million including approximately $6.6 million of assumed liabilities, transaction costs totaling approximately $5.2 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder.

          The transaction was accounted for using the purchase method of accounting pursuant to SFAS 141, Business Combinations. The results of Learn2.com for the period from September 25, 2001 through December 31, 2001 are included in the consolidated statement of operations for the year ended December 31, 2001.

NOTE 3. DISCONTINUED OPERATIONS

2002 Discontinued Operations

          As discussed in Note 2, on August 9, 2002, the Company and its subsidiaries sold the assets of its e-learning segments. In connection with the sale, the Company announced that it would focus its efforts and operate in its existing permission e-mail marketing segment. In accordance with SFAS No. 144, all operations that have been sold have been reflected as discontinued operations for all periods presented in the Company's condensed consolidated financial statements. All prior period financial information has been restated to reflect the discontinued operations. The Company expects to record a loss on the sale of the discontinued operations of approximately $5.6 million in the third quarter of 2002.

          Revenues and net loss generated by the e-learning segments were as follows:

                                             Three Months      Six Months
                                            Ended June 30,   Ended June 30,
                                                 2002             2002
                                            --------------   --------------
                                                    (In thousands)
Net revenues                                $        1,212   $        2,567
                                            --------------   --------------

Impairment of long-lived assets                     (6,053)          (7,103)
Other costs and expenses                            (3,343)          (7,487)
                                            --------------   --------------

Loss from discontinued operations           $       (8,184)  $      (12,023)
                                            ==============   ==============

          Included in the $6.1 million impairment of long-lived assets for the three months ended June 30, 2002 is $4.7 million related to the write-down of certain capitalized software and other intangible assets and $1.4 million related to fixed assets.

          Included in the $7.1 million impairment of long-lived assets for the six months ended June 30, 2002 is $4.7 million related to the write-down of certain capitalized software and other intangible assets and $2.4 million related to fixed assets.

          Included in the $3.3 million and the $7.5 million of other costs and expenses for the three and six months ended June 30, 2002, respectively, are costs related to operating the discontinued e-learning segments such as research and development, sales and marketing, and administrative expenses.

          The results of discontinued operations do not include any interest income, interest expense or allocation of general corporate expenses. General corporate expenses consist of general and administrative overhead expenses, including expenses associated with the general responsibilities of a public company, and exclude those costs associated with the Company's e-learning business.

2001 Discontinued Operations

          Until April 19, 2001, the Company operated under a single reportable segment consisting of two product lines, Internet postage and transportation management solutions. In November 2000, the Company phased out its Internet postage business. On April 19, 2001, the Company entered into a merger agreement under which it would merge with Learn2.com and announced it would phase-out its existing transportation management solutions business prior to the completion of the merger. Accordingly, the Company's financial statements and notes included herein reflect its businesses as discontinued operations in accordance with APB No. 30.
          Revenues and net loss generated by the discontinued operations were as follows:

                                             Three Months      Six Months
                                            Ended June 30,   Ended June 30,
                                                 2001             2001
                                            --------------   --------------
                                                    (In thousands)
Net revenues                                $            -   $          317
                                            --------------   --------------

Impairment of long-lived assets                          -           (5,709)
Reversal of restructuring reserves                     839              839
Reversal of excess allowance for

  Doubtful accounts                                        132              132
Other costs and expenses                                   (68)          (7,163)
                                                --------------   --------------

Gain/(loss) from discontinued operations        $          903   $      (11,584)
                                                ==============   ==============

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

NOTE 4. RESTRUCTURING COSTS

          In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduced its emphasis on its Internet postage business. In November 2000, the Company restructured the organization to phase out its Internet postage business. Remaining and unpaid obligations from these two restructurings totaled $308,000 as of June 30, 2002.

          On March 4, 2002, the Company announced that it would phase out its production and distribution operations in Pryor, Oklahoma and close certain field sales operations and eliminated approximately sixty positions. Severance and related expenses attributable to the elimination of these positions was approximately $417,000. Asset write-offs as a result of the closing of the facility totaled approximately $637,000 related to property and equipment, $145,000 related to software, and $268,000 related to the write-down of the value of its Pryor, Oklahoma building to reflect its then current estimated fair value. All of these costs are included in loss from discontinued operations included in the condensed consolidated statement of operations for the six months ended June 30, 2002.

          Also, in March 2002, the Company's subsidiary, Street Technologies, Inc., abandoned its office space in White Plains, New York and defaulted on the lease relating to that space. As a result of these actions and events, the Company recorded restructuring charges totaling $1.1 million. Approximately $937,000 is related to the Company's remaining lease obligation and approximately $206,000 is related to the write-off of fixed assets. These charges are included as a restructuring charge in the condensed consolidated statement of operations for the six months ended June 30, 2002.

The following table sets forth the restructuring activity during 2002 (in thousands):

                                                                                                        BALANCE
                                                      CHARGES IN          CASH                          JUNE 30,
                                                         2002             PAID        WRITE-OFFS          2002
                                                    --------------   -------------   -------------   -------------
March 2002 restructuring:
                        Employee termination costs  $          417   $        (417)  $           -   $           -
                        Contract terminations                  937               -            (225)            712
                        Write-off of fixed assets            1,256               -          (1,256)              -
                                                    --------------   -------------   -------------   -------------
                                                    $        2,610   $        (417)  $      (1,481)             712
                                                    ==============   =============   =============

July and November 2000 restructurings                                                                          308
                                                                                                     -------------

Total                                                                                                $       1,020
                                                                                                     =============

NOTE 5. SEGMENT INFORMATION

As a result of the sale of its e-learning segments, the Company operates in one principal business segment: "permission e-mail marketing."

NOTE 6. LITIGATION

          On March 16, 2001, Mr. Joseph Pavel filed a purported consumer class action suit against the Company in the Supreme Court of the State of New York, County of Kings. The suit alleges that the Company breached its contracts with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County, California on or about May 24, 2001. The Company filed its answer to the complaint on June 18, 2001. On February 20, 2002, the Court granted Plaintiff's motion for class certification. Trial is currently scheduled for October 2002. The Company has reached a tentative settlement with the Plaintiff and is awaiting court approval of the final settlement. If approved, this settlement is not expected a material impact on the Company's financial position or results of operations.

          On August 3, 2001, Sales and Marketing Technologies, Inc. filed suit against the Company and certain of its officers in the Superior Court of California, San Mateo County, California. The complaint was amended on September 19, 2001. The plaintiff alleges breach of contract, breach of good faith and fair dealing, fraud, misrepresentation alleging breach of contract, fraud and unfair competition in connection with a consulting agreement between the plaintiff and the Company. The plaintiff seeks unspecified general and compensatory damages, treble damages and equitable remedies. The Company has reached a tentative settlement with the plaintiff. The tentative settlement, if ultimately agreed upon, is not expected to have a material impact on the Company's financial position or results of operations.

          On September 8, 2000, a former employee of ViaGrafix Corporation, a wholly-owned subsidiary of the Company, filed suit against Learn2.com, Inc. and ViaGrafix Corporation in the District Court of Oklahoma, Mayes County, Oklahoma. The plaintiff alleges breach of contract and conversion in connection with a severance agreement between the plaintiff and ViaGrafix. The plaintiff seeks unspecified general, compensatory and punitive damages and equitable remedies. Trial is currently scheduled for December 2002. The Company and ViaGrafix are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to ViaGrafix and the Company and the diversion of management time and other resources.

          On February 6, 2002, Morrison & Foerster, a law firm, filed suit against Etracks.com, Inc., a consolidated subsidiary of ViaGrafix Corporation, in the Superior Court of California, San Francisco County, California. The complaint was amended on June 28, 2002, and added the Company as a defendant. The plaintiff alleges a violation of California Business & Professional Code,
Section 17538.45 and 17200 et. seq., in connection with Etracks permission e-mail marketing and tracking services. The plaintiff seeks statutory damages, to enjoin Etracks and the Company from further violations of the specified statutes, and costs and fees. Etracks and the Company are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to Etracks and the Company and the diversion of management time and other resources.

         On July 18, 2002, Joseph Rydel filed suit against Street Technologies, Inc. d/b/a Etracks.com, Inc. and certain other parties in the Circuit Court of Cook County in the State of Illinois. The plaintiff alleges a violation of the Illinois Electronic Mail Act and the Consumer Fraud and Deceptive
Business Practices Act, in connection with Etracks permission e-mail marketing and tracking service. The plaintiff seeks actual and punitive damages, and costs and fees. Street Technologies, Etracks and the Company are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to Street Technologies, Etracks and the Company and the diversion of management time and other resources.

          In July 2002, the Company was served by MicroAge, Inc., relating to a claim that Micro Age's payment to Learn2 of $163,800 in January 2000 is recoverable to MicroAge as a preference in MicroAge's bankruptcy in United States Bankruptcy Court, District of Arizona. The payment was for products and services delivered by Learn2 to MicroAge. The Company is vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to the Company and the diversion of management time and other resources.

         In addition, the Company and its subsidiaries are involved in certain other legal proceedings and claims in the ordinary course of its business. Certain of these proceedings and claims are with vendors and other claimants that are demanding payments totaling approximately $400,000, which amount is included in accounts payable at June 30, 2002 and approximately $250,000, which amount is included in accrued liabilities at June 20, 2002. The Company and its subsidiaries are vigorously contesting all such matters.

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

          On September 25, 2001, we acquired all of the outstanding stock of Learn2.com, a publicly traded company, changed the name of our company from E-Stamp Corporation to Learn2 Corporation and assumed the on-going businesses of Learn2.com. Learn2.com's offerings included engaging online and physical learning and training products and complementary services, commonly referred to as e-learning services, marketed to corporate, government and individual clients and customers and permission e-mail marketing services.

          On November 8, 2001, in connection with the merger, we undertook a corporate restructuring to outsource the packaging and shipping of our retail products to an outside fulfillment house and eliminate redundant functions. We incurred charges of approximately $89,000 related to this restructuring.

          On March 4, 2002, we announced that we would phase out our production and distribution operations in Pryor, Oklahoma and closed certain field sales operations and eliminated approximately sixty positions. Severance and related expenses attributable to the elimination of these positions was approximately $417,000 and was included in loss from discontinued operations included in the condensed consolidated statement of operations for the six months ended June 30, 2002.

          On July 2, 2002, we announced that we would close our facility in Golden, Colorado and the elimination of approximately twenty positions throughout the organization. We incurred charges of approximately $110,000 related to this workforce reduction and this amount will be included in our loss from discontinued operations in the third quarter of 2002.

          On August 9, 2002, we and our subsidiaries ViaGrafix Corporation, Panmedia Corporation, and Street Technologies, Inc. sold our respective e-learning assets. The consideration consists of (i) an initial payment to us of $325,000 and (ii) earn-out payments to us and our subsidiaries of up to $3.71 million. The earn-out payments are to be made monthly commencing on September 9, 2002, in each case, subject to reduction until the earlier of sixty (60) months from August 9, 2002 or the date on which the aggregate amount of the earn-out payments paid to us and our subsidiaries totals $3.71 million. In connection with the sale of our e-learning assets, we announced that we would focus our efforts on our permission e-mail marketing business. We incurred approximately $500,000 in severance charges in connection with sale of our e-learning assets and this amount will be included in our loss from discontinued operations in the third quarter of 2002.

          We provide permission e-mail marketing and tracking services. Our services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. Our goal is to be the preferred provider of full service and hosted, large-scale email broadcast campaigns. As set forth in Note 2 to our condensed consolidated financial statements, our reported results of operations for all periods prior to September 25, 2001 do not reflect the results of Learn2.com. Consequently, the results prior to these dates and our consolidated balance sheet at December 31, 2001 are not reflective of our operations and financial position as presently constituted.

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

ESTIMATES AND JUDGMENTS

- BAD DEBTS AND PRODUCT RETURNS. We maintain allowances for doubtful accounts for estimated losses resulting from either the inability of our customers to make required payments or customer price adjustments related to services performed. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

- INTANGIBLES. The value of our intangibles is determined either by management or by an independent third-party expert, based upon estimated information and projections prepared by management.

- LITIGATION. We are currently involved in certain legal proceedings as discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position or results of operations. However, were an unfavorable ruling to occur, there exists the possibility of a material impact that could affect our ability to continue as a going concern.

RESULTS OF OPERATIONS

          As a result of the sale of the e-learning assets, we operate in one segment, permission email marketing. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "all operations that have been sold have been reflected as discontinued operations for all periods presented in the Company's condensed consolidated financial statements. All prior period financial information has been restated to reflect the discontinued operations and the single segment.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

CONTINUING OPERATIONS

REVENUES AND GROSS MARGIN

          Permission e-mail marketing revenues consist primarily of permission e-mail marketing and tracking services. For the three and six months ended June 30, 2002, two customers accounted for approximately 82.5% and 62.2%, respectively, of the segment's revenue. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to fulfill our marketing and tracking services. Net revenues for the three and six months ended June 30, 2002 were approximately $731,000 and $1.4 million, respectively.

OPERATING EXPENSES

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

          Research and product development expenses were approximately $133,000 and $298,000 for the three and six months ended June 30, 2002, respectively. Research and product development expenses relate to the development and enhancement of our technologies.

SALES AND MARKETING

          Sales and marketing expenses were approximately $320,000 and $645,000 for the three and six months ended June 30, 2002, respectively. Sales and marketing expenses consist primarily of salaries, commissions, advertising, and advertising costs of marketing materials.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were approximately $878,000 million and $1.7 million for the three and six months ended June 30, 2002 and 2001, respectively compared to $2.4 million and $4.2 million for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2002, general and administrative expenses consist primarily of personnel related costs, occupancy costs, professional service fees, and the administrative expenses of a public company. These expenses exclude those costs associated with our e-learning business.

          For the three and six months ended June 30, 2001, general and administrative expenses consisted of expenses associated with the general responsibilities of a public company, and excluded those costs associated with our transportation management and Internet postage businesses. These expenses include salaries and related costs for certain administrative functions, professional services, including legal and accounting services, insurance and an allocation of facilities costs.

RESTRUCTURING CHARGES

          In March 2002, our subsidiary, Street Technologies, Inc., abandoned its office space in White Plains, New York and defaulted on the lease relating to that space. As a result of these actions and events, we recorded a charge of approximately $1.1 million in the first quarter of 2002 for the remaining lease obligation for the office space in White Plains, New York and the write-off of fixed assets located in this facility.

INTEREST AND OTHER, NET

          Interest and other, net for the three months ended June 30, 2002 and 2001 was an expense of $14,000. Interest and other, net for the six months ended June 30, 2002 was income of $181,000 compared to income of $443,000 for the six months ended June 30, 2001.

DISCONTINUED OPERATIONS

NET LOSS FROM DISCONTINUED OPERATIONS

Discontinued Operations

Fiscal Year 2002

          Loss from discontinued operations for the three months ended June 30, 2002 of $8.2 million reflects the operating expenses related to our e-learning segments, net of revenues of $1.2 million. Included in this amount is $6.1 million relating to the write-down of the certain intangible assets and the remaining fixed assets of the e-learning segments. This amount included $557,000 related to property and equipment, $336,000 related to software, $450,000 related to the write-down of our building in Pryor, Oklahoma to reflect its current estimated fair value and $4.7 million related to the write-down of capital software and other intangible assets of the e-learning segments.

          Loss from discontinued operations of $12.0 million for the six months ended June 30, 2002 reflects the operating expenses related to our e-learning segments, net of revenues of $2.6 million. Included in this amount is $6.0 million relating to the write-down of the certain intangible assets and the remaining fixed assets of the e-learning segments. This amount included $557,000 related to property and equipment, $336,000 related to software, $450,000 related to the write-down of our building in Pryor, Oklahoma to reflect its current estimated fair value and $4.7 million related to the write-down of capital software and other intangible assets of the e-learning segments.

          The loss from discontinued operations also included charges related to our March, 2002 restructuring totaling approximately $1.5 million. The Company eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. Included in this amount is $417,000 related to severance and other employee. Asset write-offs as a result of closing of the Pyror, Oklahoma including $637,000 related to property and equipment, $145,000 related to software and $268,000 related to the write-down of the building in Oklahoma to reflect its then current estimated fair value.

Fiscal 2001

Gain (loss) from discontinued operations.

          For the three months ended June 30, 2001, the $903,000 gain from discontinued operations reflects the operating expenses related to our transportation management solutions business through the measurement date of April 17, 2001 offset by the reversal of excess restructuring reserves and the reversal of an excess allowance for doubtful accounts recorded during the period. There were no revenues recorded during this period.

          For the six months ended June 30, 2001, the $11.6 million loss from discontinued operations reflects the operating expenses related to our transportation management business through the measurement date of April 17, 2001, net of revenues from that business of $0.3 million. These decreases in operating expenses were partially offset by charges totaling $4.7 million related to the amortization and write off of goodwill and other intangible assets related to our transportation management solutions business. During the first quarter of 2001 we identified possible indicators of impairment of these assets and determined that these assets had a fair value of zero. In addition, we wrote off property and equipment held for disposal as a result of reduced employee headcount totaling $1.4 million.

          In addition, for the six months ended June 30, 2001, loss from discontinued operations was partially offset by the reversal of excess restructuring accruals related to Internet postage refunds and to certain contract terminations. We also reversed an excess allowance for doubtful accounts. These reversals totaled $1.0 million.

Gain on disposal of discontinued operations.

          Gain of disposal of discontinued operations for the three and six months ended June 30, 2001 totaled approximately $2.1 million. In April 2001, we sold all of our patent and patent applications and certain trademarks and domain names related to our Internet postage business to Stamps.com, Inc. for cash proceeds of $7.5 million. In June 2001, we sold our maintenance contracts and trademarks related to our DigitalShipper and e-Receive products to Data Track Technologies of California, Inc. for cash proceeds of $55,000 and a promissory note of $110,000. We recorded gains totaling approximately $7.7 million related to these transactions.

          This income was partially offset by costs of discontinuing the transportation management business, including costs related to shutting down the business's operations after the April 17, 2001 measurement date, charges for fixed asset impairment and an accrual for lease termination costs.

LIQUIDITY AND CAPITAL RESOURCES

          Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $72.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of June 30, 2002, we had cash and cash equivalents totaling $1.0 million.

          Net cash used in continuing operations totaled $1.1 million for the six months ended June 30, 2002 while net cash used in continuing operations for the six months ended June 30, 2001 totaled $1.7 million. These amounts resulted primarily from net operating losses during those periods offset by non-cash charges.

          Net cash used in discontinued operations totaled $4.3 million for the six months ended June 30, 2002.


         Net cash used in investing activities totaled $124,000 for the six months ended June 30, 2002 while net cash provided by investing activities totaled $138,000 for the six months ended June 30, 2001. These amounts resulted from the purchase of assets. Net cash provided by financing activities totaled $200,000 for the six months ended June 30, 2002.

          We have incurred significant net losses and negative cash flows from operations since our inception. At June 30, 2002, we had an accumulated deficit of approximately $226.0 million.

          Subsequent to our merger with Learn2.com, we have taken the following actions to reduce our cash consumption. On November 8, 2001, we undertook a corporate restructuring to outsource the packaging and shipping of our retail products to an outside fulfillment house and eliminate redundant functions. On March 4, 2002, we announced that we would phase out our remaining production and distribution operations in Pryor, Oklahoma and eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. On July 2, 2002, we announced that we would close our facility in Golden, Colorado and eliminated approximately twenty positions throughout the organization. On August 9, 2002, we and our subsidiaries ViaGrafix Corporation, Panmedia Corporation, and Street Technologies, Inc. sold our respective e-learning assets. In connection with the sale of the e-learning assets, we announced that we would focus our efforts on our permission e-mail marketing business.

          The audit opinion regarding our 2001 financial statements expressed substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The financial statements did not include any adjustments that might result from the outcome of this uncertainty. However, our ability to achieve positive cash flow depends upon the continued market success of the our services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust its spending quickly enough to offset any unexpected shortfall in cash collections or revenues. If we have a shortfall in cash collections or in revenues in relation to expenses, or if our expenses continue to exceed revenues, it would need to raise additional funds or restructure its obligations. Because we have never earned a profit, current liabilities exceed current assets and our current stock price, management believes that it will be extremely difficult to raise additional funds. If we cannot raise additional funds or restructure its obligations, it is unlikely that we will continue as a going concern.

          In January 2002, a complaint was filed against us alleging certain common law claims. In connection with the settlement of the complaint, on January 24, 2002 we issued a promissory note in the principal amount of $400,000 accruing interest at the rate of 10% per annum. The promissory note is due and payable upon the earlier of (i) the completion of a Financing (as defined in the promissory note) or (ii) any dissolution, extraordinary dividend, recapitalization or similar transaction involving our company. At June 30, 2002 and December 31, 2001, the principal amount of the promissory note is included in other liabilities in the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

          In May 2002, the FASB issued SFAS 145. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for us for all financial statements issued in fiscal 2003. We do not expect the adoption of SFAS 145 to have a material effect on its consolidated financial position or results of operations.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; WE MAY CONTINUE TO EXPERIENCE LOSSES.

          For the three months ended June 30, 2002, we incurred a net loss of $9.1 million and for the six months ended June 30, 2002, we incurred a net loss of $14.9 million. At June 30, 2002, we had an accumulated deficit of approximately $226.0 million. We expect to continue to incur losses for the foreseeable future. These losses could be substantial, and we may never become profitable.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING

CONCERN; AS OF JUNE 30, 2002 OUR CURRENT LIABILITIES EXCEED OUR CURRENT
ASSETS.

         Our auditors have expressed substantial doubt as to our ability to continue as a going concern. As of June 30, 2002, our current liabilities exceeded our current assets by approximately $2.2 million. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The operating results for future periods are subject to numerous uncertainties. Management believes that if we meet its revenue and cash collection targets on a timely basis, receive its earn-out payments related to the sale of its e-learning business, receives its payments from the sale of its inventories associated with the discontinued e-learning business, sells its building in Pryor, Oklahoma and favorably and timely resolves certain litigation matters, we will have sufficient resources for its operating requirements at least for the next twelve months. However, if each of the assumptions described in the preceding sentence, are not actualized and we are unable to restructure its obligations, it is not likely that we will continue as a going concern.

        Our ability to achieve positive cash flow depends upon the continued market success of our services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust its spending quickly enough to offset any unexpected shortfall in cash collections or revenues. If we have a shortfall in cash collections or in revenues in relation to expenses, or if our expenses continue to exceed revenues, it would need to raise additional funds or restructure its obligations. Because we have never earned a profit, current liabilities exceed current assets and our current stock price, management believes that it will be extremely difficult to raise additional funds. If we cannot raise additional funds or restructure its obligations, it is unlikely that we will continue as a going concern.

WE MAY NOT REALIZE THE INTENDED BENEFITS OF THE SALE OF OUR E-LEARNING
BUSINESS.

          We have completed the sale of our e-learning business. The consideration includes earn-out payments to our Company of up to $3.71 million. The earn-out payments are subject to reduction on account of any set off right that the buyer may have against us and termination upon certain events. In addition, we are entitled to payments for the sale of certain accounts receivable. Failure to collect the earn-out payments, and/or payments for the receivables could have a material adverse effect on our ability to continue as a going concern.

WE ARE DEPENDENT ON TWO CUSTOMERS FOR A SIGNIFICANT PORTION OF REVENUES

          For the three and six months ended June 30, 2002, two of our customers accounted for approximately 82.5% and 62.2%, respectively, of our revenues. If either of these customers was to stop utilizing our services, we may be unable to replace the lost revenue.

OUR RECENT WORKFORCE REDUCTIONS AND POOR FINANCIAL PERFORMANCE WILL PLACE ADDITIONAL STRAIN ON OUR RESOURCES AND MAY HARM THE MORALE AND PERFORMANCE OF OUR EMPLOYEES AND OUR ABILITY TO HIRE NEW ONES.

          In connection with our efforts to streamline our operations, reduce costs and bring our staffing and structure in line with our expected revenue base, in November 2001, March 2002, July 2002, and August 2002, we restructured our organization and reduced our workforce by more than 125 employees. There have been and may continue to be substantial costs associated with the workforce reductions related to severance and other employee-related costs, as well as material charges for reduction of excess facilities. Our restructuring plan may yield unanticipated consequences, such as attrition beyond that which we planned. These workforce reductions have placed significant strain on our administrative, operational and financial resources. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our continuing operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about their job security, which may lead to difficulty in hiring and increased turnover in our current workforce, and divert management's attention. In addition, these headcount reductions may subject us to the risk of litigation, which could result in substantial costs to us and would divert our time and attention away from business operations.

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

The applicability to the Internet of existing laws is uncertain and developing with regard to many issues, including sales tax, intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, export of encryption technology, solicited and unsolicited e-mail and personal privacy. There are an increasing number of laws and regulations pertaining to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. In addition, it is possible that more laws and regulations may be adopted with respect to the Internet, such as laws or regulations relating to user privacy, taxation, e-mail, pricing, Internet access, content, copyrights, distribution and characteristics and quality of products and services. Changes in existing laws and the adoption of additional laws or regulations may decrease the popularity or limit expansion of the Internet. A decline in the growth of the Internet could decrease demand for our services and increase our cost of doing business. We are currently defending claims that Etracks has violated certain statutes relating to the distribution of unsolicited e-mail. We can give no assurance that the defense of these actions will be successful or that we will not be subject to further similar actions.

California and several other states have enacted legislation regulating the sending of unsolicited commercial e-mail. We cannot assure you that existing or future legislation regarding commercial e-mail will not harm our permission e-mail marketing services business. The federal government, foreign governments and several other states are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial e-mails and the use of forged or fraudulent routing and header information. California also requires that unsolicited e-mails include opt-out instructions and that senders of these e-mails honor any opt-out requests.

IF THE DELIVERY OF ETRACKS' EMAIL MESSAGES IS LIMITED OR BLOCKED, THEN ITS CLIENTS MAY DISCONTINUE THEIR USE OF ETRACKS' SERVICES.

We rely on our ability to deliver permission-based e-mails through Internet service providers such as America Online and free email providers such as Yahoo and Hotmail. A significant percentage of our permission-based e-mails sent on behalf of our clients are sent to AOL, Yahoo, and Hotmail e-mail accounts. We do not have, and are not required to have agreements with these e-mail providers to deliver permission-based e-mails to their members. In addition, these e-mail providers and other Internet service providers are able to halt the delivery of our permission-based e-mails without prior warning or cause. If we are unable to deliver permission e-mails sent on behalf of our clients then we may lose certain clients and our business will be adversely and materially impacted.

OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT TO DO SO AND AT PRICES YOU FIND ATTRACTIVE.

          The trading price of our common stock can fluctuate significantly. For example, during the 52 week period ended August 14, 2002, the market price of our common stock ranged from $0.03 to $0.28 per share. Our stock price may fluctuate in response to a number of events and factors including:

     -    The seasonal variations in our operating results.

     - Announcements of technological innovations or new products and services by our competitors or us.

     - The operating and stock price performance of other companies that investors may deem comparable.

     - The introduction of new laws and regulations relating to email marketing techniques

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

WE MAY LOSE OUR LISTING ON THE NASDAQ SMALLCAP MARKET THAT COULD RESULT IN YOUR BEING UNABLE TO SELL OUR COMMON STOCK READILY OR AT ALL.

          Shares of our common stock are currently listed on the Nasdaq SmallCap Market. Under Nasdaq Marketplace Rules, in order to maintain the listing of our common stock on the Nasdaq SmallCap Market the bid price per share of our common stock must close at or above $1.00. We have been notified by Nasdaq that we have not met Nasdaq's minimum $1.00 per share requirement. Our common stock has previously been delisted and has traded on the OTC Bulletin Board. If our common stock is delisted from the Nasdaq SmallCap Market, your ability to trade in our common stock may be impacted adversely, not only in the number of shares which could be bought or sold, but also through delays in the timing of transactions and a reduction in media coverage. This may reduce the demand of our common stock and thus the trading price. A delisting may further impair our ability to raise additional working capital.

          If our common stock is delisted from the Small Cap Market, our common stock may be eligible to trade on the OTC Bulletin Board. In that event, our common stock may become subject to regulation as a "penny stock." The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq SmallCap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities.

FUTURE SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

          In connection our acquisition of Learn2.com, certain current and former directors and officers of our company and Learn2.com's $10 million convertible debenture holder were restricted from selling their shares of our common stock until March 25, 2002. For the six-month period beginning March 25, 2002 until September 25, 2002, those parties are subject to certain trading limitations. Since March 25, 2002, the market price of our common stock has declined from $0.13 to $0.03. This decline could be a result of sales by those and other existing stockholders or the perception that these sales may occur.

WE OPERATE IN A RAPIDLY CHANGING, COMPETITIVE MARKET AND WE MAY NOT HAVE ADEQUATE RESOURCES TO COMPETE SUCCESSFULLY.

          The permission e-mail market is evolving quickly and is subject to rapid technological change shifts in customer demands and evolving industry standards. To succeed, we must continue to upgrade our technologies. We may not be able to do so successfully. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or we have any significant delays in development or introduction of new products, our competitors may be able to attract and maintain a greater customer base. The permission e-mail market is characterized by significant price competition. This has resulted in reduced revenues, operating margins, and market share. Although the market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. Our competitors vary in size and in the scope and breadth of their offerings and services. Several of our competitors have longer operating histories and most have significantly greater financial, technical and marketing resources.

OUR FUTURE GROWTH DEPENDS ON OUR ABILITY TO RETAIN KEY, AND WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED.

          Our future growth and success depends to a significant extent on the continued service of Marc E. Landy, Executive Vice President, Chief Financial Officer, Secretary and Treasurer of our company, Jerry Sandoval, President of Etracks and other key employees. Competition for highly skilled personnel is intense. We may not be successful in recruiting new personnel or in retaining existing personnel. Additionally, our recent workforce reductions and poor financial performance has and will continue to place additional strain on our people and may harm the morale and performance of our employees and our ability to hire new ones. The loss of one or more key or other employees or our inability to attract additional qualified employees or retain other employees could have a material adverse effect on our business, results of operations or financial condition.

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

          Many parties are developing and improving technologies that compete with our proprietary technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, disputes regarding the ownership of these technologies could arise in the future. To date, claims against us alleging infringement of certain proprietary rights have not been material. Third parties may assert further claims against us alleging infringement of patents, copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. In the event that we determine that licensing patents or other proprietary rights is appropriate, we may not be able to license proprietary rights on reasonable terms or at all. As the number of products in our target markets increase and the functionality of these products further overlap, we have become subject to further infringement claims. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of those claims. In the event that there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

OUR INTELLECTUAL PROPERTY RIGHTS ARE COSTLY AND DIFFICULT TO PROTECT.

We have a patent pending for our AdaptiveProxy Tracking technologies. At some point in the future, any patents that we have may be deemed to be invalid or unenforceable, or otherwise not provide us with any meaningful protection. Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property, which we protect through a combination of patent, trade secret, copyright, trademark, nondisclosure agreements and other contractual provisions and technical measures. None of these protections may be adequate to prevent our competitors from copying or reverse engineering our products, concepts, trade names and trade dress. Furthermore, none of these protections prohibit our competitors from independently developing technologies that are substantially equivalent or superior to our technologies.

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


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially as a result of a number of factors, including those set forth under caption "Risk Factors" set forth in
Item 2.

INTEREST RATE RISK

As of June 30, 2002, we had cash and cash equivalents of approximately $974,000 invested in short term investments. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us. As of June 30, 2002, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

FOREIGN CURRENCY EXCHANGE RATE RISK

We do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be a party to litigation and claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the business, results of operations, or financial condition of our Company. However an unfavorable result in any one of these lawsuits could have a material adverse effect on our ability to continue as a going concern.

On March 16, 2001, Mr. Joseph Pavel filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contract with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County, California on or about May 24, 2001. We filed our answer to the complaint on June 18, 2001. On February 20, 2002, the Court granted Plaintiff's motion for class certification. Trial is currently scheduled for October 2002. We have reached a tentative settlement with the Plaintiff and are awaiting court approval of the final settlement. If approved, this settlement is not expected to have a material impact on our financial position or results of operations.

On August 3, 2001, Sales and Marketing Technologies, Inc. filed suit against us and certain of our officers in the Superior Court of California, San Mateo County, California. The complaint was amended on September 19, 2001. The plaintiff alleges breach of contract, breach of good faith and fair dealing, fraud, misrepresentation alleging breach of contract, fraud and unfair competition in connection with a consulting agreement between the plaintiff and us. The plaintiff seeks unspecified general and compensatory damages, treble damages and equitable remedies. We have reached a tentative settlement with the plaintiff. The tentative settlement, if ultimately agreed upon, is not expected to have a material impact on our financial position or results of operations.

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

         On July 18, 2002, Joseph Rydel filed suit against Street Technologies, Inc. d/b/a Etracks.com, Inc. and certain other parties in the Circuit Court of Cook County in the State of Illinois. The plaintiff alleges a violation of the Illinois Electronic Mail Act and the Consumer Fraud and Deceptive Business Practices Act, in connection with Etracks permission e-mail marketing and tracking service. The plaintiff seeks actual and punitive damages, and costs and fees. We, Street Technologies, and Etracks are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to us, Street Technologies, and Etracks and the diversion of management time and other resources.

         In July 2002, we were served by MicroAge, Inc., relating to a claim that Micro Age's payment to us of $163,800 in January 2000 is recoverable to MicroAge as a preference in MicroAge's bankruptcy in United States Bankruptcy Court, District of Arizona. The payment was for products and services delivered by us to MicroAge. We are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to us and the diversion of management time and other resources.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Robert Ewald, Chairman of the Board and Acting Chief Executive Officer of our Company.
99.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Marc E. Landy, Executive Vice President, Chief Financial Officer, Secretary and Treasurer of our Company.

(b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission by Learn2 Corporation on May 10, 2002 to report under Item 7 the change in its certifying accountant.

     A Current Report on Form 8-K/A was filed with the Securities and Exchange Commission by Learn2 Corporation on May 20, 2002 to report under Item 7 the change in its certifying accountant.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2002

                          LEARN2 CORPORATION

                          By: /s/ MARC E. LANDY
                              -----------------

                              Marc E. Landy
                              Executive Vice President, Chief Financial Officer,
                                Secretary and Treasurer (Principal Financial and Accounting Officer)