Form 10-Q
period 2002-09-30
LEARN2 CORP
filed 2002-11-19
CIK 1092917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (MARK ONE)


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________TO_______________

                        COMMISSION FILE NUMBER 000-27417

                                LTWC CORPORATION
                     (FORMERLY KNOWN AS LEARN2 CORPORATION)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

 As of November 14, 2002, approximately 75,661,825 shares of the Registrant's common stock were outstanding.

                                LTWC CORPORATION
                     (FORMERLY KNOWN AS LEARN2 CORPORATION)
                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 2002
                                      INDEX




                                                                                      Page

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and
December 31, 2001 ....................................................................  3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (Unaudited) ........................  4
Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2002 and 2001 (Unaudited) ..............................................  5
Notes to Condensed Consolidated Financial Statements (Unaudited) .....................  6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations ........................................................................... 12
Item 3. Qualitative and Quantitative Disclosure About Market Risk .................... 22
Item 4. Controls and Procedures ...................................................... 23

PART II--OTHER INFORMATION

Item 1. Legal Proceedings............................................................. 24
Item 6. Exhibits and Reports on Form 8-K.............................................. 25
Signature............................................................................. 26


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                LTWC CORPORATION
                     (FORMERLY KNOWN AS LEARN2 CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2002             2001
                                                            -------------    ------------
                                                             (UNAUDITED)
                         ASSETS
Current assets:

   Cash and cash equivalents                                    $     642       $   6,337

   Accounts receivable, net                                           454             979

   Prepaid expenses and other current assets                          639             666

   Current assets of discontinued operations                          152           2,515
                                                              -----------     -----------

                Total current assets                                1,887          10,497

   Fixed assets, net                                                  330             299

   Capitalized software, net                                        3,378           3,675

   Intangible assets, net                                             250             296

   Other assets                                                       852              76

   Non-current assets of discontinued operations                        -           9,959
                                                              -----------     -----------

                Total assets                                    $   6,697       $  24,802
                                                              ===========     ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

   Accounts payable                                             $     730       $     834

   Accrued liabilities                                                795           1,702

   Accrued restructuring costs                                        108             308

   Current liabilities of discontinued operations                   2,109           3,671
                                                              -----------     -----------

                Total current liabilities                           3,742           6,515

   Other liabilities                                                  429             423
                                                              -----------     -----------

                Total liabilities                                   4,171           6,938

   Stockholders' equity :

    Common stock                                                       76              76

    Additional paid-in capital                                    229,333         229,333

    Deferred stock compensation                                      (58)           (451)

    Accumulated deficit                                         (226,825)       (211,094)
                                                              -----------     -----------

                Total stockholders' equity                          2,526          17,864
                                                              -----------     -----------

                Total liabilities and stockholders' equity      $   6,697       $  24,802
                                                              ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LTWC CORPORATION
                     (FORMERLY KNOWN AS LEARN2 CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                ----------------------------      -----------------------------
                                                     2002             2001            2002             2001
                                                -------------     ----------      ------------     ------------
Net revenues                                       $      933        $    69         $   2,339       $       69

Cost of revenues                                          196              5               541                5
                                                -------------     ----------      ------------     ------------
Gross margin                                              737             64             1,798               64

Operating expenses:

   Research and product development                       125             25               424               25

   Sales and marketing                                    221             52               866               52

   General and administrative                             882          1,814             2,615            6,008

   Depreciation and amortization                          153              5               441                5

   Non-recurring costs                                      -          2,493                 -            2,493

   Restructuring charges                                 (673)             -               470                -
                                                -------------     ----------      ------------     ------------

Total operating expenses                                  708          4,389             4,816            8,583
                                                -------------     ----------      ------------     ------------


Operating income (loss)                                    29         (4,325)           (3,018)          (8,519)

Interest and other, net                                   117            201               298              644
                                                -------------     ----------      ------------     ------------
Net income (loss) from continuing operations              146         (4,124)           (2,720)          (7,875)
                                                -------------     ----------      ------------     ------------

Net loss from discontinued operations                    (786)            (8)           (6,647)         (11,592)
Net (loss) gain on disposal of discontinued
operations                                               (202)        (2,084)           (6,364)              30
                                                -------------     ----------      ------------     ------------
                                                         (988)        (2,092)          (13,011)         (11,562)
                                                -------------     ----------      ------------     ------------

Net loss available to common stockholders          $     (842)     $  (6,216)        $ (15,731)       $ (19,437)
                                                =============     ==========      ============     ============
Basic and diluted loss per common share:
Continuing operations                              $     0.00     $   ( 0.11)        $   (0.04)       $   (0.20)
                                                =============     ==========      ============     ============
Discontinued operations                            $    (0.01)      $  (0.05)        $   (0.17)       $   (0.30)
                                                =============     ==========      ============     ============
Net loss available to common stockholders          $    (0.01)      $  (0.16)        $   (0.21)       $   (0.50)
                                                =============     ==========      ============     ============

Weighted average basic and diluted shares
outstanding                                            75,529         39,963            75,509           38,620
                                                =============     ==========      ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LTWC CORPORATION
                     (FORMERLY KNOWN AS LEARN2 CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                 (in thousands)
                                   (unaudited)

                                                                                          2002             2001
                                                                                       -----------     -----------
Cash flows from operating activities:
    Net loss                                                                           $   (15,731)      $ (19,437)
    Adjustments to reconcile net loss to cash used in continuing operations:

         Depreciation and amortization                                                         441               5

         Non-cash restructuring charges                                                        470               -

         Net loss from discontinued operations                                               6,647          11,592

         Loss (gain) on disposal of discontinued operations                                  6,364            (30)

         Bad debt expense                                                                       39               -

         Amortization of deferred stock compensation                                           393           1,323

         Change in operating assets and liabilities                                          (471)           1,029
                                                                                       -----------     -----------

              Net cash used in continuing operations                                       (1,848)         (5,518)

              Net cash used  in discontinued operations                                    (4,497)        (13,788)
                                                                                       -----------     -----------

         Cash used in operating activities                                                 (6,345)        (19,306)

Cash flows from investing activities:

    Decrease in restricted cash                                                                  -           3,750

    Proceeds from sale of discontinued operations                                              325           7,786

    Closing payment in Learn2.com merger                                                         -         (1,000)

    Other cash used in Learn2.com merger                                                         -         (3,842)

    Purchase of property and equipment                                                        (90)            (69)

    Purchase of property and equipment for discontinued operations                            (55)            (74)
    Proceeds from sale of property and equipment from discontinued operations                  270             287

                                                                                       -----------     -----------
         Net cash provided by investing activities                                             450           6,838

Cash flows from financing activities:

    Proceeds from issuance of common stock, net of purchases                                    -              (3)

    Collection of note receivable from former employee                                         200               -
                                                                                       -----------     -----------
         Net cash provided by financing activities                                             200             (3)
                                                                                       -----------     -----------

         Net decrease in cash and cash equivalents                                         (5,695)        (12,471)

Cash, beginning of period                                                                    6,337          25,233
                                                                                       -----------     -----------
Cash, end of period                                                                    $       642      $   12,762
                                                                                       ===========     ===========

Supplemental cash flow information:
    Cash paid for interest                                                               $       -      $       -
                                                                                       ===========     ==========
Non-cash investing and financing activities:
     Present value of amount due on sale of e-learning assets                            $   1,193       $      -
                                                                                       ===========     ==========
     Deferred stock compensation                                                         $       -       $  1,878
                                                                                       ===========     ==========

    Common stock exchanged for notes receivable                                          $      49       $     68
                                                                                       ===========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                LTWC CORPORATION
                     (FORMERLY KNOWN AS LEARN2 CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. INCORPORATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Incorporation and Nature of Business

LTWC Corporation, a Delaware corporation (the "Company" or "LTWC"), was incorporated on August 23, 1996. The Company originally provided an Internet postage service. On September 25, 2001, the Company acquired all of the outstanding shares of Learn2.com, Inc., and assumed the on-going operations of Learn2.com's e-learning and permission e-mail marketing businesses. In connection with its then proposed merger with Learn2.com, the Company announced that it would discontinue its existing transportation management business prior to completion of the merger.

On August 9, 2002, the Company sold the assets of its e-learning business. As part of the agreement, in September 2002, the Company changed its name to LTWC Corporation. In connection with the sale, the Company announced that it would focus its efforts on its permission e-mail marketing business.

Basis of Presentation

The condensed consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2002 and 2001 included herein are unaudited, but include all adjustments that the management of the Company believes are necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial statements are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001. The Company has incurred significant net losses and negative cash flows from operations since its inception. At September 30, 2002, the Company had an accumulated deficit of approximately $226.8 million.

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

Accordingly, the Company's condensed consolidated financial statements and notes included herein reflect the discontinued operations of the transportation business through September 25, 2001 and e-learning segments through September 30, 2002. The results of discontinued operations do not include any interest income, interest expense or allocation of corporate expenses.

The audit opinion regarding the Company's 2001 financial statements expressed substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

In addition, the operating results for future periods are subject to numerous other uncertainties. The Company's ability to achieve positive cash flow depends upon the continued market success of the Company's services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond our control. Many of the Company's costs are fixed and are based on anticipated revenue levels. The Company may be unable to adjust its spending quickly enough to offset any unexpected shortfall in cash collections or revenues.

If the Company has a shortfall in cash collections or in revenues in relation to expenses, or if the Company's expenses continue to exceed revenues, it would need to raise additional funds. Because the Company has never earned a profit, current liabilities exceed current assets and the Company's low current stock price, management believes that it will be extremely difficult to raise additional funds.

Management believes that if the Company can restructure its obligations, meet its revenue and cash collection targets on a timely basis, receive earn-out payments related to the sale of the e-learning business, receive payments from the sale of inventories associated with the discontinued e-learning business, recover from insurance carriers claims that the Company has filed, and favorably and timely resolve certain litigation matters, the Company will have sufficient resources for its operating requirements at least for the next twelve months. However, if each of the assumptions described in the preceding sentence are not actualized and the Company is unable to raise additional funds, it is not likely that the Company will continue as a going concern.

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

The value of intangibles and capitalized software is determined either by management or by an independent third-party expert, based upon estimates, information and projections prepared by management. Under SFAS 142, management is required to evaluate impairments to the carrying value of capitalized software and intangibles. Management expects to perform this evaluation in the fourth quarter of 2002.

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

                                                                THREE MONTHS SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------     ---------------------------------
                                                                  2002             2001              2002                 2001
                                                              -------------    -------------     -------------      --------------
Net income (loss) from continuing operations                    $      146      $    (4,124)      $    (2,720)       $     (7,875)

Net loss from discontinued operations                                 (786)              (8)           (6,647)            (11,592)

Net (loss) gain on disposal of discontinued operations                (202)          (2,084)           (6,364)                 30
                                                              -------------    -------------     -------------      --------------
Net loss attributable to common stockholders                   $      (842)     $    (6,216)      $   (15,731)        $   (19,437)
                                                              =============    =============     =============      ==============


Weighted-average shares of common stock outstanding                 75,577            39,963            75,577              38,705

Less: weighted-average shares subject to repurchase                    (48)                 -              (68)               (85)
                                                              -------------    -------------     -------------      --------------
Shares used in computing loss per share, basic and
diluted                                                             75,529            39,963            75,509              38,620
                                                              =============    =============     =============      ==============

Loss per share, basic and diluted:

Continuing operations                                           $     0.00      $      (0.11)      $     (0.04)        $     (0.20)

Discontinued operations                                              (0.01)            (0.05)            (0.17)              (0.30)
                                                              -------------    -------------     -------------      --------------
Net loss attributable to common stockholders                  $      (0.01)     $      (0.16)      $     (0.21)        $     (0.50)
                                                              =============    =============     =============      ==============

As of September 30, 2002, the Company has issued warrants to exercise approximately 1,442,000 shares of its common stock with exercise prices ranging from $1.98 to $15.61 per share. The warrants expire at various dates through June of 2005.

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

 In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)" ("EITF 94-3"), required that a liability for an exit cost be recognized at the date of a company's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2. DISPOSITIONS/ACQUISITIONS

DISPOSITION

On August 9, 2002, the Company and certain subsidiaries sold their respective e-learning assets. The consideration consists of (i) an initial payment to the Company of $325,000 and (ii) earn-out payments to the Company and its subsidiaries of up to $3.71 million. The earn-out payments are to be made monthly commencing on September 9, 2002, in each case, subject to reduction, until the earlier of sixty (60) months from August 9, 2002 or the date on which the aggregate amount of the earn-out payments paid to the Company and its subsidiaries totals $3.71 million. The Company has recorded a $1.2 million receivable representing the present value of the minimum earn-out payments due from the buyer of the assets. This amount is included in the condensed consolidated balance sheet as of September 30, 2002.

The loss on the sale of the e-learning assets was approximately $6.4 million and is included in the loss on sale from discontinued operations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002.

ACQUISITION

On September 25, 2001, the Company acquired all of the outstanding stock of Learn2.com and assumed the ongoing operations of Learn2.com. Under the terms of the merger agreement, the Company issued approximately 37.7 million shares of its common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of common stock of the Company, resulting in the stockholders of the Company immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com, including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.2 million including approximately $6.6 million of assumed liabilities, transaction costs totaling approximately $5.2 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder.

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

The Company recorded a loss on the sale of discontinued operations totaling $6.4 million, which is included in the statement of operations for the nine months ended September 30, 2002.

Revenues and net loss generated by the e-learning segments were as follows:

                                       Three Months             Nine Months
                                    Ended September 30,     Ended September 30,
                                            2002                   2002
                                    -------------------     -------------------
                                                  (In thousands)
Net revenues                               $       142          $      2,709
                                        --------------        --------------

Impairment of long-lived assets                      -               (1,716)

Other costs and expenses                         (928)               (7,640)
                                        --------------        --------------
                                                 (928)               (9,356)
                                        --------------        --------------
Loss from discontinued operations        $       (786)        $      (6,647)
                                        ==============        ==============

The $1.7 million impairment of long-lived assets for the nine months ended September 30, 2002 is related to the write-down of fixed assets including $860,000 for property and equipment, $138,000 for software, and $718,000 for the write-down of the building in Pryor, Oklahoma.

Included in the $928,000 and the $7.6 million of other costs and expenses for the three and nine months ended September 30, 2002, respectively, are costs related to operating the discontinued e-learning segments such as research and development, sales and marketing, and administrative expenses as well as severance related to workforce reductions.

The results of discontinued operations do not include any interest income, interest expense or allocation of general corporate expenses. General corporate expenses consist of general and administrative overhead expenses, including expenses associated with the general responsibilities of a public company, and exclude those costs associated with the Company's e-learning business.

2001 Discontinued Operations

Until April 19, 2001, the Company operated under a single reportable segment transportation management solutions. On April 19, 2001, the Company entered into a merger agreement under which it would merge with Learn2.com and announced it would phase-out its existing transportation management solutions business prior to the completion of the merger. Accordingly, the Company's financial statements and notes included herein reflect these businesses as discontinued operations in accordance with APB No. 30.

Revenues and net loss generated by the discontinued operations for both the e-learning and transportation management solutions businesses were as follows:

                                                      Three Months                                Nine Months
                                                   Ended September 30,                         Ended September 30,
                                                         2001                                         2001
                                       -------------------------------------------   -------------------------------------------
                                                   Transportation                                  Transportation
                                      e-learning     Management                      e-learning      Management
                                       Business      Solutions           Total       Business        Solutions         Total
                                     -----------   --------------   --------------  ------------   --------------   ------------
Net revenues                           $   282       $        -           $   282       $   282        $     317     $      599
                                     -----------   --------------   --------------  ------------   --------------   ------------


Impairment of long-lived assets               -               -                 -             -          (5,709)        (5,709)

Reversal of restructuring reserves            -               -                 -             -              839            839

Reversal of excess allowance for
  doubtful accounts                           -               -                 -             -              132            132

Other costs and expenses                  (290)              -              (290)         (290)          (7,163)        (7,453)
                                     -----------   --------------   --------------  ------------   --------------   ------------
                                          (290)               -             (290)         (290)         (11,901)       (12,191)
                                     -----------   --------------   --------------  ------------   --------------   ------------
Loss from discontinued
operations                             $    (8)       $       -          $    (8)      $    (8)     $   (11,584)     $ (11,592)
                                     ===========   ==============   ==============  ============   ==============   ============

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

NOTE 4. RESTRUCTURING COSTS

In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduced its emphasis on its Internet postage business. In November 2000, the Company restructured the organization to phase out its Internet postage business. In the third quarter of 2002, the Company paid $200,000 related to this restructuring. As of September 30, 2002, the remaining and unpaid obligations from these two restructurings totaled $108,000.

On March 4, 2002, the Company announced that it would phase out its production and distribution operations in Pryor, Oklahoma and close certain field sales operations and eliminated approximately sixty positions. Severance and related expenses attributable to the elimination of these positions was approximately $417,000. Asset write-offs as a result of the closing of the facility totaled approximately $637,000 related to property and equipment, $145,000 related to software, and $268,000 related to the write-down of the value of its Pryor, Oklahoma building. All of these costs are included in loss from discontinued operations included in the condensed consolidated statement of operations for the nine months ended September 30, 2002.

Also, in March 2002, a subsidiary of the Company, abandoned its office space in White Plains, New York and defaulted on the lease relating to that space. In the first quarter of 2002, as a result of these actions and events, the Company recorded restructuring charges totaling $1.1 million. Approximately $937,000 was related to the Company's remaining lease obligation and approximately $206,000 was related to the write-off of fixed assets. In the third quarter of 2002, the Company and the subsidiary reached a settlement with the landlord on its remaining lease obligation on the office space in White Plains, New York. As a result, the Company reversed approximately $673,000 of the restructuring accrual recorded in the first quarter of 2002. This charge is included as a credit to restructuring charges in the condensed consolidated statement of operations for the three and nine months ended September 30, 2002.

The following table sets forth the restructuring activity during 2002 (in thousands):

                                                                                            BALANCE
                                         CHARGES IN         CASH                          SEPTEMBER 30,
                                            2002            PAID          WRITE-OFFS          2002
                                       -------------    ------------     -------------    ------------
March 2002 restructuring:

     Employee termination costs         $        417     $     (417)         $       -      $        -

     Contract terminations                       937            (20)             (917)               -

     Write-off of fixed assets                 7,308               -           (7,308)               -
                                       -------------    ------------     -------------    ------------
                                         $     8,662     $     (437)      $    (8,225)               -
                                       =============    ============     =============

                                            Balance
                                        December 31,            Cash
                                                2001            Paid        Write-offs
                                       -------------    ------------     -------------
July 2000 restructuring                   $      308     $     (200)       $        -              108
                                         ===========    ============      ===========     ------------

Total                                                                                       $      108
                                                                                          ============

NOTE 5. SEGMENT INFORMATION

As a result of the sale of its e-learning segments, the Company operates in one principal business segment: "permission e-mail marketing."

NOTE 6. LITIGATION

On March 16, 2001, Mr. Joseph Pavel filed a purported consumer class action suit against the Company in the Supreme Court of the State of New York, County of Kings. The suit alleges that the Company breached its contract with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County, California on or about May 24, 2001. The Company filed the answer to the complaint on June 18, 2001. On February 20, 2002, the Court granted Plaintiff's motion for class certification. The Company reached a settlement with the Plaintiff and is awaiting final court approval of the settlement. If approved, this settlement is not expected to have a material impact on the Company's financial position or results of operations.

The preliminary settlement related to the Sales and Marketing Technologies, Inc. suit that was disclosed previously was finalized during the quarter. The final settlement did not have a material impact on the Company's financial position.

In October 2002, the Company settled a previously disclosed suit by a former employee of a wholly-owned subsidiary alleging breach of contract and conversion in connection with a severance agreement between the plaintiff and the Company. The amount of the settlement has been accrued for and is included in accrued liabilities in the accompanying condensed consolidated balance sheet at September 30, 2002 and loss from discontinued operations for the three and nine months ended September 30, 2002 in the accompanying condensed consolidated statement of operations.

On February 6, 2002, Morrison & Foerster, a law firm, filed suit against a consolidated subsidiary of the Company, in the Superior Court of California, San Francisco County, California. The plaintiff alleges a violation of California Business & Professional Code, Section 17538.45 and 17200 et. seq., in connection with permission e-mail marketing services. The suit was later modified to include the Company as a defendant. The plaintiff seeks statutory damages, to enjoin the Company and the subsidiary from further violations of the specified statutes, costs and fees. The Company and the subsidiary are vigorously defending this action. Pendency of these legal proceedings has resulted and can be expected to continue to result in expenses and the diversion of management time and other resources.

On July 18, 2002, Joseph Rydell filed suit against the Company and certain other parties in the Circuit Court of Cook County in the State of Illinois. The plaintiff alleges a violation of the Illinois Electronic Mail Act and the Consumer Fraud and Deceptive Business Practices Act, in connection with permission e-mail marketing services. The plaintiff seeks actual and punitive damages, and costs and fees. The Company is vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to the Company and the diversion of management time and other resources.

In July 2002, the Company was sued by MicroAge, Inc., relating to a claim that Micro Age's payment to the Company of $163,800 in January 2000 is recoverable to MicroAge as a preference in MicroAge's bankruptcy in United States Bankruptcy

Court, District of Arizona. The payment was for products and services delivered by the Company to MicroAge. The Company is vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to the Company and the diversion of management time and other resources.

The Company entered has entered into various settlement agreements, including one of the agreements referred to above. If the Company fails to pay the amounts specified under these agreements, the Company would be liable for additional payments of approximately $500,000, which amount is not included in the Company's liabilities at September 30, 2002.

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

OVERVIEW

LTWC Corporation was originally known as E-Stamp Corporation and provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection.

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

On March 4, 2002, we announced that we would phase out our production and distribution operations in Pryor, Oklahoma and closed certain field sales operations and eliminated approximately sixty positions. Severance and related expenses attributable to the elimination of these positions were approximately $417,000 and were included in loss from discontinued operations included in the condensed consolidated statement of operations for the nine months ended September 30, 2002.

On July 2, 2002, we announced that we would close our facility in Golden, Colorado and the elimination of approximately twenty positions throughout the organization. We incurred charges of approximately $110,000 related to this workforce reduction which is included in our loss from discontinued operations in the condensed statement of operations for the three and nine months ended September 30, 2002.

On August 9, 2002, we and our subsidiaries sold our e-learning assets. As part of the agreement, we changed our name to LTWC Corporation. The consideration consists of (i) an initial payment to us of $325,000 and (ii) earn-out payments to us and our subsidiaries of up to $3.71 million. The earn-out payments are to be made monthly commencing on September 9, 2002, in each case, subject to reduction, until the earlier of sixty (60) months from August 9, 2002 or the date on which the aggregate amount of the earn-out payments paid to us and our subsidiaries totals $3.71 million. In connection with the sale of our e-learning assets, we announced that we would focus our efforts on our permission e-mail marketing business.

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

ESTIMATES AND JUDGMENTS

- BAD DEBTS AND PRICE ADJUSTMENTS. We maintain allowances for doubtful accounts for estimated losses resulting from either the inability of our customers to make required payments or customer price adjustments related to services performed. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

- CAPITALIZED SOFTWARE AND INTANGIBLES. The value of our capitalized software and intangibles is determined either by management or by an independent third-party expert, based upon estimates, information and projections prepared by management. Under SFAS 142, annually, we are required to evaluate impairments to the carrying value of our capitalized software and intangibles. We expect to perform this evaluation in the fourth of quarter of 2002.

- LITIGATION. We are currently involved currently in certain legal proceedings as discussed in Note 6 in the Notes to Condensed Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position or results of operations. However, were an unfavorable ruling to occur, there exists the possibility of a material impact on our Company that could adversely affect our ability to continue as a going concern.

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

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

CONTINUING OPERATIONS

REVENUES AND GROSS MARGIN

Net revenues for the three and nine months ended September 30, 2002 were approximately $933,000 and $2.3 million, respectively. Net revenues for the three and nine months ended September 31, 2001 were $69,000. Revenues consist primarily of permission e-mail marketing and tracking services. For the three and nine months ended September 30, 2002, three customers accounted for approximately 90.7% and 78.6%, respectively, of our revenue. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to fulfill our marketing and tracking services.

OPERATING EXPENSES

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Research and product development expenses were approximately $125,000 and $424,000 for the three and nine months ended September 30, 2002, respectively and $25,000 for the three and nine months ended September 30, 2001. Research and product development expenses relate to the development and enhancement of our technologies.

SALES AND MARKETING

Sales and marketing expenses were approximately $221,000 and $866,000 for the three and nine months ended September 30, 2002, respectively and $52,000 for the three and nine months ended September 30, 2001. Sales and marketing expenses consist primarily of salaries, commissions, advertising, and advertising costs of marketing materials.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were approximately $882,000 and $2.6 million for the three and nine months ended September 30, 2002, respectively compared to $1.8 million and $6.0 million for the three and nine months ended September 30, 2001, respectively.

For the three and nine months ended September 30, 2002, general and administrative expenses consist primarily of personnel related costs, occupancy costs, professional service fees, and the administrative expenses of a public company. These expenses exclude those costs associated with our e-learning business.

For the three and nine months ended September 30, 2001, general and administrative expenses consisted of expenses associated with the general responsibilities of a public company, and excluded those costs associated with our transportation management and Internet postage businesses. These expenses include salaries and related costs for certain administrative functions, professional services, including legal and accounting services, insurance and an allocation of facilities costs. These expenses exclude those costs associated with our e-learning business.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months and nine months ended September 30, 2002 were approximately $153,000 and $441,000, respectively. Depreciation and amortization expenses for the three and nine months ended September 30, 2001 were approximately $5,000.

RESTRUCTURING CHARGES

In March 2002, one of our subsidiaries abandoned its office space in White Plains, New York and defaulted on the lease relating to that space. As a result of these actions and events, we recorded a charge of approximately $1.1 million in the first quarter of 2002 for the remaining lease obligation for the office space in White Plains, New York and the write-off of fixed assets located in this facility. In the third quarter of 2002, we reached a settlement with the landlord on our remaining lease obligation on the office space in White Plains, New York. As a result, we reversed approximately $673,000 of the restructuring accrual recorded in the first quarter of 2002.

INTEREST AND OTHER, NET

Interest and other, net for the three months ended September 30, 2002 was income of $117,000 and $298,000, respectively. The $117,000 for the three months ended September 30, 2002 primarily consisted of the reversal of prior year's restructuring accrual offset by non-operating expenses. The $298,000 consisted primarily of a franchise tax refund and the reversal of a prior year's restructuring accrual offset by non-operating expenses. Interest and other, net for the three and nine months ended September 30, 2001 was income of $201,000 and $644,000, respectively. The income for the three and nine months ended September 30, 2002 was comprised primarily of interest income.

DISCONTINUED OPERATIONS

NET LOSS FROM DISCONTINUED OPERATIONS

Discontinued Operations

Calendar Year 2002

Net Loss From Discontinued Operations

Net Loss from discontinued operations of $786,000 for the three months ended September 30, 2002 reflects the operating costs related to our e-learning segments as well as termination costs related to closing the operations, net of revenues of $142,000. This loss was partially offset by the beneficial settlement of outstanding obligations related to the e-learning segment.

Loss from discontinued operations of $6.7 million for the nine months ended September 30, 2002 reflects the operating expenses related to our e-learning segments, net of revenues of $2.7 million. Included in this amount is $1.7 million relating to the write-down of certain intangible assets and the remaining fixed assets of the e-learning segments including $860,000 for property and equipment, $138,000 for software, and $718,000 for the write-down of our building in Pryor, Oklahoma.

Net Loss on Disposal of Discontinued Operations

Net loss on disposal of discontinued operations for the three months ended September 30, 2002 was $202,000. This represents the additional write-down of accounts receivable and inventories associated with the e-learning segments.

Net loss on disposal of discontinued operations for the nine months ended September 30, 2002 was $6.4 million. On August 9, 2002, we and certain subsidiaries sold our respective e-learning assets. We received consideration consisting of (i) an initial payment to the Company of $325,000 and (ii) earn-out payments to the Company and its subsidiaries of up to $3.71 million. The earn-out payments are to be made monthly commencing on September 9, 2002, in each case, subject to reduction until the earlier of sixty (60) months from August 9, 2002 or the date on which the aggregate amount of the earn-out payments paid to us and our subsidiaries totals $3.71 million. We have recorded a $1.2 million receivable representing the present value of the minimum earn out payments due from the buyer of the assets. This represents a total purchase price of $1.5 million. This is offset by the write-off of the remaining intangible assets of $4.7 million, property, plant and equipment totaling $879,000, accounts receivable of $106,000, and inventory of $184,000. This was also further offset by legal and consulting fees associated with this transaction.

In the third quarter of 2002, we reclassified certain expenses related to the sale of the e-learning assets included in the three and six months ended June 30, 2002 from loss from discontinued operations to loss on sale of discontinued operations. The reclassification was as follows:

                                                      Three Months                                      Six Months
                                                          Ended                                            Ended
                                                      June 30, 2002                                    June 30, 2002
                                      ----------------------------------------------------------------------------------------------
                                      Originally                                       Originally
                                       Reported                          Revised        Reported                          Revised
                                        Amount        Reclassification    Amount         Amount        Reclassification   Amount
                                      -------------  -----------------  -------------  -------------  -----------------  -----------
Loss from discontinued operations      $    (8,184)           (6,163)     $   (2,021)    $  (12,023)           (6,163)    $  (5,860)

Loss on sale of discontinued
 operations                                       -             6,163         (6,163)              -             6,163       (6,163)
                                      -------------  -----------------  -------------  -------------  -----------------  -----------
                                       $    (8,184)          $      -     $   (8,184)    $  (12,023)          $      -   $  (12,023)
                                      =============  =================  =============  =============  =================  ===========

Calendar Year 2001

Net Loss From Discontinued Operations

For the nine months ended September 30, 2001, loss from discontinued operations reflects the operating expenses related to our transportation management business through the measurement date of April 17, 2001, net of revenues from that business of approximately $300,000.

Net (Loss) Gain On Disposal Of Discontinued Operations

In April 2001, we sold all of our patent and patent applications and certain trademarks and domain names related to our Internet postage for cash proceeds of $7.5 million. In June 2001, we sold our maintenance contracts and trademarks related to our DigitalShipper and e-Receive products for cash proceeds of $55,000 and a promissory note of $110,000. We recorded gains totaling approximately $7.7 million related to these transactions.

These gains were offset by costs of discontinuing the transportation management business, including costs related to shutting down the business's operations after the April 17, 2001 measurement date, charges for fixed asset impairment and an accrual for lease termination costs. For the nine months ended September 30, 2001, the gain on disposal of discontinued operations was approximately $30,000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $72.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of September 30, 2002, we had cash and cash equivalents totaling $642,000.

Net cash used in continuing operations totaled $1.8 million for the nine months ended September 30, 2002 while net cash used in continuing operations for the nine months ended September 30, 2001 totaled $5.5 million. These amounts resulted primarily from net operating losses during those periods offset by non-cash charges.

Net cash used in discontinued operations totaled $4.5 million for the nine months ended September 30, 2002 while net cash used in discontinued operations for the nine months ended September 30, 2001 totaled $13.8 million.

Net cash used in investing activities totaled $450,000 for the nine months ended September 30, 2002. This resulted from the initial payment of $325,000 for the sale of the e-learning segments assets and $270,000 from proceeds of sales of fixed assets offset by purchases of property and equipment. Net cash provided by investing activities totaled $6.8 million for the nine months ended September 30, 2001 and resulted mainly from the sale of discontinued operations and a decrease in restricted cash and other assets offset by merger related expenses and the purchase of assets.

Net cash provided by financing activities totaled $200,000 for the nine months ended September 30, 2002.

We have incurred significant net losses and negative cash flows from operations since our inception. At September 30, 2002, we had an accumulated deficit of approximately $226.8 million.

Subsequent to our merger with Learn2.com, we have taken the following actions to reduce our cash consumption. On November 8, 2001, we undertook a corporate restructuring to outsource the packaging and shipping of our retail products to an outside fulfillment house and eliminate redundant functions. On March 4, 2002, we announced that we would phase out our remaining production and distribution operations in Pryor, Oklahoma and eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. On July 2, 2002, we announced that we would close our facility in Golden, Colorado and eliminated approximately twenty positions throughout the organization. On August 9, 2002, we and certain subsidiaries sold our respective e-learning assets. In connection with the sale of the e-learning assets, we announced that we would focus our efforts on our permission e-mail marketing business.

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

In addition, the operating results for future periods are subject to numerous other uncertainties. Our ability to achieve positive cash flow depends upon the continued market success of the our services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We maybe unable to adjust our spending quickly enough to offset any unexpected shortfall in cash collections or revenues.

If we have a shortfall in cash collections or in revenues in relation to expenses, or if our expenses continue to exceed revenues, we would need to raise additional funds. Because we have never earned a profit, current liabilities exceed current assets and our low current stock price; we believe that it will be extremely difficult to raise additional funds.

We believe that if we restructure our obligations, meet our revenue and cash collection targets on a timely basis, receive earn-out payments related to the sale of the e-learning business, receive payments from the sale of inventories associated with the discontinued e-learning business, recover from our insurance carriers claims we have filed, and favorably and timely resolve the lawsuits with Morrison and Foerster, Rydell, MicroAge and other litigation matters, we will have sufficient resources for our operating requirements at least for the next twelve months. However, if each of the assumptions described in the preceding sentence, are not actualized and we are unable to raise additional funds, it is not likely that we will continue as a going concern

In January 2002, a complaint was filed against us alleging certain common law claims. In connection with the settlement of the complaint, on January 24, 2002 we issued a promissory note in the principal amount of $400,000 accruing interest at the rate of 10% per annum. The promissory note is due and payable upon the earlier of (i) the completion of a Financing (as defined in the promissory note) or (ii) any dissolution, extraordinary dividend, recapitalization or similar transaction involving our company. At September 30, 2002, the principal amount of the promissory note is included in other liabilities in the condensed consolidated financial statements.

In connection with the sale of the e-learning segments, we terminated the employment of Kevin Riley, the former President of the e-learning division on August 15, 2002. Under Mr. Riley's Employment Agreement he was entitled to receive: his annual base salary, $250,000, paid consistent with our payroll practices for one year; immediate vesting in all options held; with respect to fully vested options held, the privilege of exercising the options for one year from termination; and health insurance benefits for one year following termination.

Through September 30, 2002 Mr. Riley was paid $24,750 under the termination clause of his Employment Agreement. In October 2002, we and Mr. Riley agreed to a mutual release under which we were relieved from our obligations in exchange for a one-time payment of $25,000 and the issuance of a warrant to purchase 40,000 shares of the our common stock.

In connection with the sale of the e-learning segments, we terminated the employment of Ms. Lindsey, the former Vice President of Research and Development of the e-learning division on August 15, 2002. Under Ms. Lindsey's Employment Agreement she is entitled to receive $131,250, paid in eighteen equal semi-monthly installments.

In May 1999, Robert Ewald now the Chairman of the Board of Directors exercised unvested stock options through the issuance of a note payable. In October 2000, we repurchased certain unvested shares and reduced the note payable to approximately $470,000. At that time we held 652,344 vested shares as collateral. In September 2001, we and Mr. Ewald entered into a retention agreement under which the note would be forgiven in the event that Mr. Ewald's employment was terminated without cause or as a result of constructive termination within the two year period following the completion of the merger with Learn2.com, Inc. As a result, at September 30, 2001, we fully reserved the note. On June 28, 2002, the Board of Directors approved a proposal to reduce the original exercise price to $0.075 per share, which represented the last reported sale price of our common stock on the Nasdaq Small Cap Market on that date. As a result, the outstanding principal balance of the note was reduced to approximately $49,000. On July 2, 2002, Mr. Ewald surrendered his right, title and interest in the shares held as collateral in exchange for the note.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the FASB issued SFAS 145. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for us for all financial statements issued in fiscal 2003. We do not expect the adoption of SFAS 145 to have a material effect on our consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)" ("EITF 94-3"), required that a liability for an exit cost be recognized at the date we commit to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on our financial position or results of operations.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; WE MAY CONTINUE TO EXPERIENCE LOSSES.

For the three months ended September 30, 2002, we incurred a net loss of $842,000 and for the nine months ended September 30, 2002, we incurred a net loss of $15.7 million. At September 30, 2002, we had an accumulated deficit of approximately $226.8 million. We may continue to incur losses for the foreseeable future. We may never become profitable.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN; AS OF SEPTEMBER 30, 2002 OUR CURRENT LIABILITIES EXCEEDED OUR CURRENT ASSETS.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. As of September 30, 2002, our current liabilities exceeded our current assets by approximately $1.9 million. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

In addition, the operating results for future periods are subject to numerous other uncertainties. Our ability to achieve positive cash flow depends upon the continued market success of the our services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We maybe unable to adjust its spending quickly enough to offset any unexpected shortfall in cash collections or revenues.

If we have a shortfall in cash collections or in revenues in relation to expenses, or if our expenses continue to exceed revenues, we would need to raise additional funds. Because we have never earned a profit, current liabilities exceed current assets and our low current stock price; we believe that it will be extremely difficult to raise additional funds.

We believe that if we restructure our obligations, meet our revenue and cash collection targets on a timely basis, receive earn-out payments related to the sale of the e-learning business, receive payments from the sale of inventories associated with the discontinued e-learning business, recover from our insurance carriers claims we have filed, and favorably and timely resolve the lawsuits with Morrison and Foerster, Rydell, MicroAge and other litigation matters, we will have sufficient resources for our operating requirements at least for the next twelve months. However, if each of the assumptions described in the preceding sentence, are not actualized and we are unable to raise additional funds, it is not likely that we will continue as a going concern

WE MAY NOT REALIZE THE INTENDED BENEFITS OF THE SALE OF OUR E-LEARNING BUSINESS.

We have completed the sale of our e-learning business. The consideration includes earn-out payments to our Company of up to $3.71 million. The earn-out payments, which are due monthly for sixty months following August 9, 2002, are subject to reduction on account of any set off right that the buyer may have against us and termination upon certain events. Furthermore, each of the first two earn-out payments have been approximately one month late. The payment due November 9, 2002 has not yet been received. In addition, we are entitled to payments for the sale of certain accounts receivable. Failure to collect the earn-out payments, and/or payments for the receivables will have a material adverse effect on our ability to continue as a going concern. Also, we are entitled to payments upon sell-through, for inventories that have been consigned to Learn.com, the buyer of the e-learning business. Learn.com is not obligated to buy any of the inventories and, to date, we have not received any payments for the inventories actually sold-through. Based on the foregoing and other information we have received from Learn.com, as of November 19, 2002, Learn.com is approximately $45,000 in arrears with respect to payments due to us.

WE ARE DEPENDENT ON THREE CUSTOMERS FOR A SIGNIFICANT PORTION OF REVENUES

For the three and nine months ended September 30, 2002, three of our customers accounted for approximately 90.7% and 78.6%, respectively, of our revenues. If any of these customers was to stop utilizing our services, we may be unable to replace the lost revenue.

OUR RECENT WORKFORCE REDUCTIONS AND POOR FINANCIAL PERFORMANCE HAS AND WILL CONTINUE TO PLACE ADDITIONAL STRAIN ON OUR RESOURCES AND MAY HARM THE MORALE AND PERFORMANCE OF OUR EMPLOYEES AND OUR ABILITY TO HIRE NEW ONES.

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

IF THE DELIVERY OF EMAIL MESSAGES IS LIMITED OR BLOCKED, THEN OUR CLIENTS MAY DISCONTINUE THEIR USE OF OUR SERVICES. MISCHARACTERIZATION OF PERMISSION EMAIL WE SEND ON BEHALF OF OUR CLIENTS AS SPAM, OR UNSOLICITED COMMERCIAL EMAIL HAS AND WILL CONTINUE TO HAVE AN ADVERSE EFFECT ON OUR BUSINESS

We rely on our ability to deliver permission-based e-mails through Internet service providers such as America Online and email providers such as Yahoo and Hotmail. A significant percentage of our permission-based e-mails sent on behalf of our clients are sent to AOL, Yahoo, and Hotmail e-mail accounts. We do not have, and are not required to have agreements with these e-mail providers to deliver permission-based e-mails to their members. In addition, these e-mail providers and other Internet service providers are able to halt the delivery of our permission-based e-mails without prior warning or cause.

The release of AOL version 8.0 which has features that enable AOL members to report any e-mail they receive as "spam", whether or not that e-mail was solicited by the AOL member, has resulted in an increase of the number of complaints from AOL members to AOL. To date this has not affected our business materially. However, if we are unable to deliver permission e-mails sent on behalf of our clients then we may lose certain clients and our business will be adversely and materially impacted.

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

The applicability to the Internet of existing laws is uncertain and developing with regard to many issues, including sales tax, intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, export of encryption technology, solicited and unsolicited e-mail and personal privacy. There are an increasing number of laws and regulations pertaining to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. In addition, it is possible that more laws and regulations may be adopted with respect to the Internet, such as laws or regulations relating to user privacy, taxation, e-mail, pricing, Internet access, content, copyrights, distribution and characteristics and quality of products and services. Changes in existing laws and the adoption of additional laws or regulations may decrease the popularity or limit expansion of the Internet, especially for marketing services like we provide. A decline in the growth of the Internet could decrease demand for our services and increase our cost of doing business. We are currently defending claims that we violated certain statutes relating to the distribution of unsolicited e-mail. The defense of these actions may not be successful; we may be subject to further similar actions.

California and several other states have enacted legislation regulating the sending of unsolicited commercial e-mail. Existing or future legislation regarding commercial e-mail may harm our business. The federal government, foreign governments and several other states are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial e-mails and the use of forged or fraudulent routing and header information.

OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT TO DO SO AND AT PRICES YOU FIND ATTRACTIVE.

The trading price of our common stock can fluctuate significantly. For example, during the 52-week period ended November 18, 2002, the market price of our common stock ranged from $0.03 to $0.28 per share. In addition, the market prices for micro and small cap companies in particular, experience, sometimes on a daily basis, extreme volatility that often has been unrelated to the performance of those companies.

WE MAY LOSE OUR LISTING ON THE NASDAQ SMALL CAP MARKET WHICH COULD RESULT IN YOUR BEING UNABLE TO SELL OUR COMMON STOCK READILY OR AT ALL.

Shares of our common stock are currently listed on the Nasdaq Small Cap Market. We must comply with Nasdaq Marketplace Rules, in order to maintain the listing of our common stock on the Nasdaq Small Cap Market. Among these rules is a requirement that the bid price per share of our common stock must close at or above $1.00. We are not in compliance with this rule and have been notified as such by Nasdaq. If our common stock is delisted from the Nasdaq Small Cap Market, your ability to trade in our common stock may be impacted adversely, not only in the number of shares which could be bought or sold, but also through delays in the timing of transactions and a reduction in media coverage. This may reduce the demand of our common stock and thus the trading price. A delisting may impair further our ability to raise additional capital.

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

FUTURE SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

In connection our acquisition of Learn2.com, certain current and former directors and officers of our company and Learn2.com's $10 million convertible debenture holder were restricted from selling their shares of our common stock until March 25, 2002. For the six-month period beginning March 25, 2002 until September 25, 2002, those parties were subject to certain trading limitations. The overhang on the market of these shares could have an adverse effect on the market price of our common stock.

WE OPERATE IN A RAPIDLY CHANGING, COMPETITIVE MARKET AND WE MAY NOT HAVE ADEQUATE RESOURCES TO COMPETE SUCCESSFULLY.

The permission e-mail market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving industry standards. To succeed, we must continue to upgrade our technologies. We may not be able to do so successfully. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or we have any significant delays in development or introduction of new products, our competitors may be able to attract and maintain a greater customer base. The permission e-mail market is characterized by significant price competition. This has resulted in reduced revenues, operating margins, and market share. Although the market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. Our competitors vary in size and in the scope and breadth of their offerings and services. Several of our competitors have longer operating histories and most have significantly greater financial, technical and marketing resources.

OUR FUTURE GROWTH DEPENDS ON OUR ABILITY TO RETAIN KEY, AND WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED.

Our future growth and success depends to a significant extent on the continued service of Marc E. Landy, Executive Vice President, Chief Financial Officer, Secretary and Treasurer of our company, Paul Goldman our recently appointed President and Chief Executive Officer and other key employees. Recently Jerry Sandoval our President and several other key employees left our company to pursue other interests. Although one of these former employees may agree to consult to our company on a short-term basis, these resignations have placed significant strain on our organization. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, these employees possessed specific knowledge or expertise, which is important to our continuing operations. Competition for highly skilled personnel is intense. Therefore, if we are unable to fill the gap created by these resignations, we may face significant difficulties. Further, their resignations have reduced employee morale and may create concern among potential and existing employees about their job security, which may lead to difficulty in hiring and increased turnover in our current workforce, and divert management's attention. Additionally, our recent workforce reductions and poor financial performance has and will continue to place additional strain on our people and may harm the morale and performance of our employees and our ability to hire new ones. The loss of one or more key or other employees or our inability to attract additional qualified employees or retain other employees could have a material adverse effect on our business, results of operations or financial condition.

WE FACE A RISK OF SYSTEM FAILURE.

Our operations depend to a significant extent on our ability to maintain our computer and telecommunications systems. We must also protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain the capacity of our computer operations center and telecommunications systems and/or lead to degradations in performance or system failure. Any damage to or loss of our computer and telecommunications networks including our operations center could affect adversely the performance of our business. To date, we have not experienced system failures that have materially affected operations.

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

OUR INTELLECTUAL PROPERTY RIGHTS ARE COSTLY AND DIFFICULT TO PROTECT.

We have a patent pending for our AdaptiveProxy Tracking technology. The principal developer of this technology left our Company recently. We may be unable to compete the patent process without his assistance. At some point in the future, any patents that we have may be deemed to be invalid or unenforceable, or otherwise not provide us with any meaningful protection. Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property, which we protect through a combination of patent, trade secret, copyright, trademark, nondisclosure agreements and other contractual provisions and technical measures. None of these protections may be adequate to prevent our competitors from copying or reverse engineering our products, concepts, trade names and trade dress. Furthermore, none of these protections prohibit our competitors from independently developing technologies that are substantially equivalent or superior to our technologies.

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

INTEREST RATE RISK

As of September 30, 2002, we had cash and cash equivalents of approximately $642,000. Cash equivalents consist of short-term investments. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us. As of September 30, 2002, we did not have any outstanding short or long-term debt. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

FOREIGN CURRENCY EXCHANGE RATE RISK

We do not believe we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES. In response to recent legislation and proposed regulations, we established a disclosure committee. The disclosure committee currently consists of our Chief Executive Officer and President Paul A. Goldman, who was appointed CEO on November 6, 2002; our Chief Financial Officer, Marc E. Landy; our Vice President/Controller, Michael M. Arons; and the Vice President of Finance at our primary operating subsidiary, Paul Forsyth.

Mr. Goldman's appointment followed the resignation of certain members of the previous disclosure committee, including our former President and Chief Operating Officer, Jerry Sandoval. Beginning November 7, 2002, our Disclosure Committee carried out an evaluation of the effectiveness of the design and operation of our internal control structure and our disclosure controls and procedures. Although we believe our pre-existing internal controls and procedures were adequate to enable us to comply with our disclosure obligations, as a result of the evaluation and the recent resignations, we are implementing minor changes, primarily to formalize and document the procedures already in place.

CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our other personnel in our Finance organization and by our independent auditors in connection with their audit and quarterly review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level, the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In order to reach the conclusions that follow, and in addition to the evaluation of controls referred to above, Mr. Goldman interviewed Messrs. Landy, Arons and Forsyth.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to LTWC and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

On March 16, 2001, Mr. Joseph Pavel filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contract with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County, California on or about May 24, 2001. We filed our answer to the complaint on June 18, 2001. On February 20, 2002, the Court granted Plaintiff's motion for class certification. We have reached a settlement with the Plaintiff and are awaiting final court approval of the settlement. If approved, this settlement is not expected to have a material impact on our financial position or results of operations.

The preliminary settlement related to the Sales and Marketing Technologies, Inc. suit that was disclosed previously was finalized during the quarter. The final settlement did not have a material impact on our financial position during the quarter.

In October 2002, we settled a previously disclosed suit by a former employee of a wholly-owned subsidiary alleging breach of contract and conversion in connection with a severance agreement between the plaintiff and the Company. The cost of the settlement is included in accrued liabilities in the accompanying balance sheet at September 30, 2002.

On February 6, 2002, Morrison & Foerster, a law firm, filed suit against a consolidated subsidiary of the Company, in the Superior Court of California, San Francisco County, California. The plaintiff alleges a violation of California Business & Professional Code, Section 17538.45 and 17200 et. seq., in connection with permission e-mail marketing services. The suit was later modified to include us as a defendant. The plaintiff seeks statutory damages, to enjoin us and the subsidiary from further violations of the specified statutes, costs and fees. We and the subsidiary are vigorously defending this action. Pendency of these legal proceedings has resulted and can be expected to continue to result in expenses and the diversion of management time and other resources.

On July 18, 2002, Joseph Rydell filed suit against the Company and certain other parties in the Circuit Court of Cook County in the State of Illinois. The plaintiff alleges a violation of the Illinois Electronic Mail Act and the Consumer Fraud and Deceptive Business Practices Act, in connection with permission e-mail marketing services. The plaintiff seeks actual and punitive damages, and costs and fees. We are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to us and the diversion of management time and other resources.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

       99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Paul A. Goldman, President and Chief Executive Officer of the Company and Marc E. Landy, Chief Financial Officer of our Company.

(b)  Reports on Form 8-K

       A current report on Form 8-K was filed with the Securities and Exchange Commission by LTWC Corporation on August 14, 2002 to report under Item 2 disposition of assets.

SIGNATURES, AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY.

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2002

                             LTWC CORPORATION

                             By: /s/ MARC E. LANDY

                             Marc E. Landy
                             Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Marc E. Landy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LTWC Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     a) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                              By: /s/ Marc E. Landy
                                 ------------------
                                  Marc E. Landy

                                  CERTIFICATION

I, Paul A. Goldman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LTWC Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     b) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
                             By: /s/ Paul A. Goldman
                                --------------------
                                 Paul A. Goldman