Form 10-K
period 2002-12-31
LTWC CORP
filed 2003-04-15
CIK 1092917

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-27417

LTWC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	76-0518568 (I.R.S. Employer Identification No.)
111 HIGH RIDGE ROAD STAMFORD, CONNECTICUT (Address of principal executive offices)	06905 (Zip Code)

(203) 975-9602
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $4,932,793 as of June 28, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 75,747,984, as of April 9, 2003.

Documents Incorporated by Reference: None

LTWC CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements."

History

        LTWC Corporation was originally known as E-Stamp Corporation, founded in 1994, and provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In May 2000, we acquired two companies, Infinity Logistics and Automated Logistics for a total purchase price of $9.0 million. These companies offered transportation management and warehouse management products and services that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. During 2000, we undertook two corporate restructurings. In July 2000, we restructured the organization to accelerate the development, marketing and sales of our transportation management products and services in addition to our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings, which is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2000. On April 19, 2001, in connection with our then planned merger with Learn2.com, Inc., a publicly traded company, we discontinued our remaining transportation management business.

        On September 25, 2001, we acquired all of the outstanding stock of Learn2.com, changed the name of our company from E-Stamp Corporation to Learn2 Corporation and assumed the on-going businesses of Learn2.com. Learn2.com's e-learning business included engaging online and physical learning and training products and complementary services, marketed to corporate, government and individual clients and customers and an e-mail marketing services business that provided permission e-mail marketing and tracking services. The services included e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. Under the terms of the merger agreement, we issued approximately 37.8 million shares of our common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of our common stock resulting in our stockholders immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com, including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.2 million including approximately $6.6 million of assumed liabilities, transaction costs totaling approximately $5.2 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder. The transaction was accounted for using the purchase method of accounting.

        On November 8, 2001, in connection with the merger, we undertook a corporate restructuring to outsource the packaging and shipping of our retail products to an outside fulfillment house and eliminate redundant functions. We incurred charges of approximately $89,000 related to this restructuring, which is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2001.

        On March 4, 2002, we announced that we would phase out our production and distribution operations in Pryor, Oklahoma and closed certain field sales operations and eliminated approximately

60 positions. Severance and related expenses attributable to the elimination of these positions were approximately $409,000 and are included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

        On July 2, 2002, we announced that we would close our facility in Golden, Colorado and the elimination of approximately 20 positions throughout the organization. We incurred charges of approximately $110,000 related to this workforce reduction and this amount is included in our loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

        On August 9, 2002, we sold our e-learning assets. As part of the agreement, we changed our name to LTWC Corporation. The consideration consisted of (1) an initial payment to us of $325,000, paid on August 9, 2002 and (2) earn-out payments of up to a maximum of $3.71 million. The earn-out payments were to be made monthly commencing on September 9, 2002, in each case, subject to reduction, until the earlier of 60 months from August 9, 2002, or the date on which the aggregate amount of the earn-out payments paid totals $3.71 million. In connection with the sale of our e-learning assets, we announced that we would focus our efforts on our permission e-mail marketing business.

        On March 28, 2003, we and certain subsidiaries entered into an agreement with the buyer of the e-learning assets whereby the buyer agreed to pay us $540,000 to buy-out the remaining earn-out payments and monies owed to us for consigned inventory and purchased receivables. As a result, we wrote-off the receivable representing the present value of the minimum earn-out payments to $540,000. The write-off of the receivable of approximately $563,000 and the write-off of amounts due on consigned inventory and purchased receivables totaling $42,000 were recorded as a charge to net loss (gain) on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        As used herein, LTWC Corporation, "we" "our" and similar terms include LTWC Corporation and its subsidiaries, unless the context indicates otherwise.

Permission E-Mail Marketing Overview

        We provide permission e-mail marketing and tracking services. Our services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. Our goal is to be the preferred provider of full service and hosted, large-scale email broadcast campaigns. As set forth in Note 1 to our consolidated financial statements, our reported results of operations for all periods prior to September 25, 2001 do not reflect the results of Learn2.com. Furthermore, only our e-mail marketing services business is included in our results from continuing operations. Our other businesses are reflected as discontinued operations in the accompanying consolidated financial statements.

Marketplace

        The permission e-mail marketing and tracking industry is in its early stages of development. We believe that the industry will evolve over the next few years as permission e-mail marketing becomes even more widely used and as traditional direct marketers leverage e-mail marketing in their businesses. The permission e-mail market is extremely competitive. Participants compete primarily in the following areas: reporting and tracking capabilities, customer service, ability to deliver to AOL, MSN and Yahoo e-mail addresses, brand recognition, ease of implementation, time-to-market of a campaign and price.

Competitive Strengths

        As one of the first permission e-mail marketing and tracking companies, we have managed thousands of permission e-mail campaigns. We are able to send over 100 million unique e-mail messages per day. Our proprietary technology allows for extensive data mining, broadcasting, tracking, and real-time reporting. We own substantially all of our mail transfer agent and APTracking ™-, or APT technologies. APT utilizes noninvasive technology, provides tracking and logging information and analysis that can cross application and server boundaries without requiring our clients to modify their HTML code or place cookies on a user's hard drive.

Products And Services

        Permission e-mail services—We offer list development and refinement, e-mail distribution, tracking and reporting. We charge for this service on a cost per thousand, or CPM, basis.

        List rental—Beginning in 2003, we sublicense e-mail addresses, that we have licensed from third parties. We charge for this service on a CPM basis.

        Tracking services—We offer APT services to customers who use our broadcast e-mail services, and as a standalone service. We charge for this service on a CPM basis.

        We offer consulting services to assist our clients in their implementation and deployment of our services within their organization.

Business Strategy And Strategic Direction

        Our goal is to be the preferred provider of full service and hosted, large-scale e-mail marketing campaigns. To achieve this goal we intend to expand our technologies, expand our service offerings and expand our distribution.

Expand Technologies

  •
  We intend to continue to develop or license software that will enable our customers to manage their e-mail campaigns on our servers. We believe this will create new opportunities for attracting customers that do not need or require full service e-mail broadcast campaigns.

  •
  We intend to develop a content management module to enable our clients to self-manage their brand and creative assets.

Expand Service Offerings

  •
  We intend to resell campaign analysis services provided by third parties.

Expand Distribution

  •
  We intend to develop business relationships with advertising agencies, marketing agencies and e-mail list brokers that will represent and resell our services.

Customers

        The following customers individually accounted for more than 10% of our $3.3 million in revenue in 2002:

  •
  Traffix $1.4 million or 43.2% of revenue.

  •
  Choicepoint $963,000 or 29.4% of revenue.

        In the first quarter of 2003, there was a significant decrease in revenue from Choicepoint. We may be unable to replace the lost revenue.

        Our competitors in the permission e-mail marketing and tracking arena include providers of e-mail based services such as: Double Click, Experian, Responsys, Digital Impact, and Cheetah Mail. The majority of our competitors operate with greater financial resources than we do.

Intellectual Property And Licenses

        Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property. We rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We have applied for a patent for our APT technology.

        We use employee and third-party confidentiality and non-disclosure agreements to protect our trade secrets and unpatented know-how. We require our employees to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment with us. In addition, we regularly enter into non-disclosure agreements with third parties including consultants, potential strategic partners and customers. Unfortunately, these agreements cannot guarantee the confidentiality of our trade secrets or unpatented know-how, nor can they prevent third parties from independently developing substantially equivalent proprietary information or copying, developing, or otherwise obtaining and using our proprietary information without authorization. We may resort to litigation to enforce our intellectual property rights, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity by others. While we are not currently engaged in any intellectual property litigation or proceedings, we may be in the future. An adverse outcome in a litigation or similar proceeding could subject us to significant liabilities to third parties, require disputed rights to be licensed from others, or require us to cease marketing or using certain products or services. The cost of addressing any intellectual property litigation, both in legal fees and the diversion of management resources, regardless of whether the claim is valid, could be significant.

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

Employees

        As of March 13, 2003, we had a total of eighteen employees, of whom seven were engaged in research and product development, eight in sales and marketing and three in general and administrative functions. Substantially all of our employees are co-employees with TriNet, an outsourced human resource provider, and work in our offices in Belmont, California. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our relationship with our employees is good. However, our recent workforce reductions and poor financial performance will place additional strain on our people and may harm the morale and performance of our employees and our ability to hire new ones.

RISK FACTORS

        AN INVESTMENT IN OUR COMMON STOCK IS EXCEPTIONALLY RISKY. YOU SHOULD CONSIDER CAREFULLY THE RISKS DESCRIBED BELOW TOGETHER WITH ALL OF THE OTHER INFORMATION IN OUR FORM 10-K AND OTHER SEC FILINGS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE AFFECTED MATERIALLY AND ADVERSELY; THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

We need to raise additional funds and our auditors have expressed substantial doubt as to our ability to continue as a going concern; as of December 31, 2002 our current liabilities exceeded our current assets.

        As of December 31, 2002 we had $466,000 in cash and cash equivalents. We believe that this cash may not be adequate to meet our operating requirements for the next twelve months. Our auditors have expressed substantial doubt as to our ability to continue as a going concern. As of December 31, 2002, our current liabilities exceeded our current assets by approximately $580,000. Furthermore we have a $440,000 note payable with accrued interest due January 2004. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. In addition, the operating results for future periods are subject to numerous other uncertainties. Our ability to achieve positive cash flow depends upon the success of marketing our services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust our spending quickly enough to offset any unexpected shortfall in cash collections or revenues.

        Based on our current level of expenses, if our revenues and related cash collections are less than $1.0 million per quarter, or if our cash expenditures and payments continue to exceed cash collections, we would need to raise additional funds. Our current forecasted revenues and cash collections are less than $1.0 million for each of the quarters in 2003. Because we have never earned a profit, current liabilities exceed current assets and the market price of our common stock price is low, we believe that it will be extremely difficult to raise additional funds.

        We believe that if we restructure our existing obligations for approximately 10%-15% of their face amounts, exceed our cash collection targets by approximately $200,000 per quarter, recover from our insurance carriers claims we have filed, and favorably and timely resolve the lawsuits with Morrison & Foerster, Rydell, and other litigation matters, we will have sufficient resources for our operating requirements at least for the next twelve months. However, if each of the assumptions described in the preceding sentence are not actualized and we are unable to raise additional funds or sell assets, it is not likely that we will continue as a going concern.

We have a history of losses and an accumulated deficit; we may continue to experience losses.

        For the year ended December 31, 2002, we incurred a net loss of $15.8 million and for the year ended December 31, 2001, we incurred a net loss of $22.4 million. At December 31, 2002, we had an accumulated deficit of approximately $226.8 million. We may continue to incur losses for the foreseeable future. We may never become profitable.

We are dependent on three customers for a significant portion of revenues.

        For the year ended December 31, 2002, three of our customers accounted for approximately 81.9% of our revenues. In the first quarter of 2003, there was a significant decrease in revenue from ChoicePoint. As a result, we may be unable to replace this lost revenue.

If the delivery of email messages is limited or blocked, then our clients may discontinue their use of our services. Mischaracterization of permission email we send on behalf of our clients as spam, or unsolicited commercial email, has and will continue to have an adverse effect on our business.

        We rely on our ability to deliver permission-based e-mails through Internet service providers such as America Online and email providers such as Yahoo and Hotmail. A significant percentage of our permission-based e-mails sent on behalf of our clients are sent to AOL, Yahoo, and Hotmail e-mail accounts. We do not have, and are not required to have, agreements with these e-mail providers to deliver permission-based e-mails to their members. In addition, these e-mail providers and other Internet service providers are able to halt the delivery of our permission-based e-mails without prior warning or cause.

        The release of AOL version 8.0, which has features that enable AOL members to report any e-mail they receive as "spam", (whether or not that e-mail was solicited by the AOL member), has resulted in an increase of the number of complaints from AOL members to AOL. AOL has informed us that they may revoke our "white listed" status if the number of complaints that they receive does not decrease to a level they deem acceptable. To date this has not affected our business materially. However, if we are unable to deliver permission e-mails sent on behalf of our clients then we may lose certain clients and our business will be adversely and materially impacted.

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

Our common stock is listed on the OTC bulletin board and is considered a "penny stock". Consequently you may be unable to sell our common stock readily or at all.

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

Our future growth depends on our ability to retain key personnel, and we may be unable to hire and retain the skilled personnel we need to succeed.

        Our future growth and success depends to a significant extent on the continued service of Paul A. Goldman, our recently appointed President and Chief Executive Officer. Recently Jerry Sandoval our President, Marc E. Landy, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer and several other key employees left our company to pursue other interests, including the principal developer of the Adaptive Proxy Tracking Technology. These resignations have placed significant strain on our organization. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, these employees possessed specific knowledge or expertise, which is important to our continuing operations. Competition for highly skilled personnel is intense. Therefore, if we are unable to fill the gap created by these resignations, we may face significant difficulties. Further, these resignations have reduced employee morale and may create concern among potential and existing employees about their job security, which may lead to difficulty in hiring and increased turnover in our current workforce, and divert management's attention. Additionally, our recent workforce reductions and poor financial performance has and will continue to place additional strain on our people and may harm the morale and performance of our employees and our ability to hire new ones. The loss of one or more key or other employees or our inability to attract additional qualified employees or retain other employees could have a material adverse effect on our business, results of operations or financial condition.

We face a risk of system failure.

        Our operations depend to a significant extent on our ability to maintain our computer and telecommunications systems. We must also protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain the capacity of our computer operations center and telecommunications systems and/or lead to degradations in performance or system failure. Any damage to or loss of our computer and telecommunications networks including our operations center could affect adversely the performance of our business. To date, we have not experienced system failures that have materially and adversely affected operations.

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

        We have a patent pending for our AdaptiveProxy Tracking technology. The principal developer of this technology left us recently. We may be unable to complete the patent process without his assistance. In the future, any patents that we have may be deemed to be invalid or unenforceable, or otherwise not provide us with any meaningful protection. Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property, which we protect through a combination of patent, trade secret, copyright, trademark, nondisclosure agreements and other contractual provisions and technical measures. None of these protections may be adequate to prevent our competitors from copying or reverse engineering our products, concepts, trade names and trade dress. Furthermore, none of these protections prohibit our competitors from independently developing technologies that are substantially equivalent or superior to our technologies.

ITEM 2. PROPERTIES

        We lease a 7,788 square foot office in Belmont, California where substantially all of our employees work. The lease expires April 30, 2004 with a five-year renewal term. Our scheduled payments under the terms of the lease are $100,000 in 2003 and $33,333 in 2004.

        In connection with the merger with Learn2.com, we closed our Mountain View, California corporate headquarters office, originally leased on February 25, 2000, for a payment to the lessor of approximately $1.6 million. This amount is included in the accompanying consolidated statement of operations for the year ended December 31, 2001 as part of gain on disposal of discontinued operations.

        In addition to the lease in Belmont, California referred to above, in connection with the merger with Learn2.com we assumed lease obligations for facilities in White Plains, New York and Golden, Colorado. In 2002, in settlement of these two obligations, we agreed to pay the lessors of these two facilities a total of $55,682 plus our security deposits of $174,562 related to those leases. The total payments of $190,667 for the White Plains, New York lease is included in the restructuring charge in the accompanying consolidated statement of operations for the year ended December 31, 2002. The total of $39,577 for the Golden, Colorado lease is included in the loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        Also in connection with the merger with Learn2.com, we acquired a land and building in Pryor, Oklahoma. The land and building were sold in 2002 for $270,000. In 2002, we wrote down the building to its fair value of $270,000. The write-down of $718,000 is included in the loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        We believe our properties are suitable and adequate for our present and anticipated near term needs.

ITEM 3. LEGAL PROCEEDINGS

        On March 16, 2001, Mr. Joseph Pavel filed a purported consumer class action suit against us in the Supreme Court of the State of New York, County of Kings. The suit alleges that we breached our contract with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County, California on or about May 24, 2001. We filed the answer to the complaint on June 18, 2001. On February 20, 2002, the Court granted Plaintiff's motion for class certification. We reached a settlement with the Plaintiff and court has been approved for settlement. This settlement is not expected to have a material impact on the our financial position or results of operations.

        On February 6, 2002, Morrison & Foerster, a law firm, filed suit against a consolidated subsidiary of ours, in the Superior Court of California, San Francisco County, California. The plaintiff alleges a violation of California Business & Professional Code, Section 17538.45 and 17200 et. seq., in connection with permission e-mail marketing services. The suit was later modified to include us as a defendant. The plaintiff seeks statutory damages, to enjoin us and the subsidiary from further violations of the specified statutes, costs and fees. We and the subsidiary are vigorously defending this action. These legal proceedings have resulted and can be expected to continue to result in expenses and the diversion of management time and other resources.

        On July 18, 2002, Joseph Rydell filed suit against us and certain other parties in the Circuit Court of Cook County in the State of Illinois. The plaintiff alleges a violation of the Illinois Electronic Mail Act and the Consumer Fraud and Deceptive Business Practices Act, in connection with permission e-mail marketing services. The plaintiff seeks actual and punitive damages, and costs and fees. We are vigorously defending this action. Pendency of these legal proceedings can be expected to result in expenses to us and the diversion of management time and other resources.

        In July 2002, we were sued by MicroAge, Inc., relating to a claim that Micro Age's payment to us of $163,800 in January 2000 is recoverable to MicroAge as a preference in MicroAge's bankruptcy in United States Bankruptcy Court, District of Arizona. The payment was for products and services delivered by us to MicroAge. In February 2003, we were notified that a default judgment had been entered on behalf of the plaintiff in the amount of $163,800. We negotiated a settlement with MicroAge in the amount of $25,000. Under the terms of the settlement, we are required make two payments of $15,000 due on March 17, 2003 and $10,000 due on May 3, 2003. If we do not make the payments in accordance with the settlement agreement, we would be liable for the full judgment of $163,800 plus accrued interest. On March 17, 2003, we made the first scheduled payment. This amount of $25,000 has been accrued for and is included in other liabilities in the consolidated balance sheet at December 31, 2002.

        We have entered into various settlement agreements during 2002. One of these settlement agreements requires us to pay $10,000, monthly through July of 2004. If we fail to make these monthly payments on a timely basis, we would be liable for the full amount of the judgment totaling $399,754 plus interest at a rate of 10% per annum from September 12, 2001 to the date of the payoff plus attorney fees in the amount of $15,000. As of December 31, 2002, we have only accrued the remaining payments under the settlement agreement. This amount totaled $190,000.

        In addition, we are involved in certain other legal proceedings and claims in the ordinary course of our business. We are vigorously contesting all matters referred to above and management believes that their ultimate resolution may not have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since January 14, 2003, our common stock has traded on the OTC Bulletin Board under the symbol "LTWC.OB" Prior to January 14, 2003, our common stock traded on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the range of the high and low closing sale prices for our common stock as reported on Nasdaq SmallCap Market. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
Fiscal Year Ended December 31, 2002
First Quarter	$0.280	$0.110
Second Quarter	$0.160	$0.070
Third Quarter	$0.110	$0.030
Fourth Quarter	$0.160	$0.030
Fiscal Year Ended December 31, 2001
First Quarter	$0.344	$0.063
Second Quarter	$0.310	$0.060
Third Quarter	$0.220	$0.070
Fourth Quarter	$0.180	$0.010

        The last reported sale price of our common stock on March 26, 2003, was $0.026 per share. As of March 26, 2003, there were 1,034 stockholders of record of our common stock.

        On January 6, 2003, we received notification from Nasdaq that we were not in compliance for continued listing on the Nasdaq SmallCap Market because of (1) our failure to hold an annual meeting of shareholders, to solicit proxies and provide proxy statements to Nasdaq and (2) Nasdaq's records indicate that we have not yet paid our SmallCap listing fee in the amount of $4,667, which was due on July 12, 2002. We indicated that the primary reason for not holding an annual meeting was to conserve cash. Effective with the opening of business, January 14, 2003 our common stock began trading on the OTC Bulletin Board.

Dividends

        We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our consolidated statements of operations for each of the years ended December 31, 2002, 2001 and 2000 and with respect to our consolidated balance sheets as of December 31, 2002 and 2001 have been derived from our audited financial statements. The selected consolidated financial data set forth with respect to our consolidated statements of operations for each of the years ended December 31, 2000, 1999 and 1998 and with respect to our consolidated balance sheets as of December 31, 2000, 1999 and 1998 are derived from our audited financial statements, which are not included herein.

        The following selected financial data should be read in connection with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2002	2001	2000	1999	1998
Net revenues	$3,280	$1,693	$—	$—	$—
Cost of revenues	677	45	—	—	—

Gross margin	2,603	1,648	—	—	—
Operating expenses:
Research and product development	540	282	—	—	—
Sales and marketing	1,027	374	—	—	—
General and administrative	3,178	7,031	8,230	9,208	1,560
Depreciation and amortization	600	163	—	—	—
Impairment of long-lived assets	221	—	—	—	—
Non-recurring costs	—	2,493
Restructuring charges	167	—	—	—	—

Total operating expenses	5,733	10,343	8,230	9,208	1,560

Operating loss	(3,130)	(8,695)	(8,230)	(9,208)	(1,560)
Interest income	39	766	3,982	1,979	380
Interest expense and other, net	467	(35)	(178)	(37)	(10)

Net loss from continuing operations	(2,624)	(7,964)	(4,426)	(7,266)	(1,190)
Discontinued operations:
Net loss from discontinued operations	(6,088)	(14,642)	(108,400)	(48,144)	(9,520)
Net (loss) gain on disposal of discontinued operations	(7,042)	165	—	—	—

	(13,130)	(14,477)	(108,400)	(48,144)	(9,520)

Net loss	(15,754)	(22,441)	(112,826)	(55,410)	(10,710)
Accretion on redeemable convertible preferred stock	—	—	—	(2,086)	(1,383)

Net loss available to common stockholders	$(15,754)	$(22,441)	$(112,826)	$(57,496)	$(12,093)

Basic and diluted loss per common share:
Continuing operations	$(0.04)	$(0.16)	$(0.12)	$(0.42)	$(0.09)
Discontinued operations	$(0.17)	(0.30)	(2.92)	(2.78)	(0.73)

Net loss available to common stockholders	$(0.21)	$(0.46)	$(3.04)	$(3.32)	$(0.92)

Weighted average basic and diluted shares outstanding	75,717	48,369	37,144	17,313	13,075

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$466	$6,337	$25,233	$118,689	$10,217
Working capital (deficit)	(580)	4,058	19,543	124,500	8,805
Total assets	5,376	24,802	42,907	136,417	10,811
Capital lease, net of current portion	—	—	—	—	11
Redeemable convertible preferred stock	—	—	—	—	23,469
Total stockholders' equity (deficit)	2,572	17,864	30,977	127,330	(15,196)

(1)
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

        See Note 12 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        LTWC Corporation was originally known as E-Stamp Corporation, founded in 1994, and provided an Internet postage service that enabled users to purchase, download and print Internet postage directly from their personal computers without the need to maintain a persistent Internet connection. In May 2000, we acquired two companies, Infinity Logistics and Automated Logistics for a total purchase price of $9.0 million. These companies offered transportation management and warehouse management products and services that allowed enterprise customers to review carrier rates and shipping options, select a carrier, print shipping labels, track shipments and create shipping reports. During 2000, we undertook two corporate restructurings. In July 2000, we restructured the organization to accelerate the development, marketing and sales of our transportation management products and services in addition to our Internet postage business. In November 2000, we restructured the organization to phase out our Internet postage business. We incurred charges of approximately $20.3 million related to these restructurings, which is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2000. On April 19, 2001, in connection with our then planned merger with Learn2.com, a publicly traded company, we discontinued our remaining transportation management business.

        On September 25, 2001, we acquired all of the outstanding stock of Learn2.com, changed the name of our company from E-Stamp Corporation to Learn2 Corporation and assumed the on-going businesses of Learn2.com. Learn2.com's e-learning business included engaging online and physical learning and training products and complementary services, marketed to corporate, government and individual clients and customers and an e-mail marketing services business that provided permission e-mail marketing and tracking services. The services included e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. Under the terms of the merger agreement, we issued approximately 37.8 million shares of our common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of our common stock resulting in our stockholders immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com, including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.2 million including approximately $6.6 million of assumed liabilities, transaction costs totaling approximately $5.2 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder. The transaction was accounted for using the purchase method of accounting.

        On November 8, 2001, in connection with the merger, we undertook a corporate restructuring to outsource the packaging and shipping of our retail products to an outside fulfillment house and eliminate redundant functions. We incurred charges of approximately $89,000 related to this restructuring, which is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2001.

        On March 4, 2002, we announced that we would phase out our production and distribution operations in Pryor, Oklahoma and closed certain field sales operations and eliminated approximately 60 positions. Severance and related expenses attributable to the elimination of these positions were approximately $409,000 and were included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

        On July 2, 2002, we announced that we would close our facility in Golden, Colorado and the elimination of approximately 20 positions throughout the organization. We incurred charges of approximately $110,000 related to this workforce reduction and this amount is included in our loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

        On August 9, 2002, we sold our e-learning assets. As part of the agreement, we changed our name to LTWC Corporation. The consideration consisted of (1) an initial payment to us of $325,000, paid on August 9, 2002 and (2) earn-out payments of up to a maximum of $3.71 million. The earn-out payments were to be made monthly commencing on September 9, 2002, in each case, subject to reduction, until the earlier of 60 months from August 9, 2002, or the date on which the aggregate amount of the earn-out payments paid totals $3.71 million. In connection with the sale of our e-learning assets, we announced that we would focus our efforts on our permission e-mail marketing business.

        On March 28, 2003, we and certain subsidiaries entered into an agreement with the buyer of the e-learning assets whereby the buyer agreed to pay us $540,000 to buy-out the remaining earn-out payments and monies owed to us for consigned inventory and purchased receivables. As a result, we wrote-off the receivable representing the present value of the minimum earn-out payments to $540,000. The write-off of the receivable of approximately $563,000 and the write-off of amounts due on consigned inventory and purchased receivables totaling $42,000 was recorded as a charge to net loss (gain) on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        We provide permission e-mail marketing and tracking services. Our services include e-mail creation, delivery, tracking and response analysis for a high volume of client e-mail accounts in a short period of time. Our goal is to be the preferred provider of full service and hosted, large-scale email broadcast campaigns. As set forth in Note 1 to our condensed consolidated financial statements, our reported results of operations for all periods prior to September 25, 2001 do not reflect the results of Learn2.com. Furthermore, only our e-mail marketing services business is included in our results from continuing operations. Our other businesses are reflected as discontinued operations in the accompanying consolidated financial statements.

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

Critical Accounting Judgments and Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission ("SEC") has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1 "Summary of Significant Accounting Policies" in Item 14 of Part IV, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates, judgments, and accounting policies are as follows:

Estimates And Judgments

Bad Debts And Price Adjustments.—We maintain allowances for doubtful accounts for estimated losses resulting from either the inability of our customers to make required payments or customer price adjustments related to services performed. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Capitalized Software And Intangibles—The value of our capitalized software and intangibles is determined either by management or by an independent third-party expert, based upon estimates, information and projections prepared by management. Under SFAS 144, annually, we are required to evaluate impairments to the carrying value of our capitalized software and intangibles. As a result of this review, in the fourth quarter of 2002, we recorded an impairment charge of approximately $221,000.

Litigation—We are currently involved in certain legal proceedings as discussed in Note 11 in the Notes to Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position or results of operations. However, were an unfavorable ruling to occur, there exists the possibility of a material impact on us that could adversely affect our ability to continue as a going concern.

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

Critical Accounting Policies

Revenue

        Revenues from permission email marketing services are recognized at the time the broadcast is sent, as we have no further significant obligations and collectibility is probable.

Discontinued Operations

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

Results of Operations

2002 Compared To 2001

Continuing Operations

Revenues and Gross Margin

        Net revenues for 2002 were $3.3 million. Net revenues for 2001 were $1.7 million which included revenues for the period September 25, 2001 through December 31, 2001. Revenues consist primarily of permission e-mail marketing and tracking services. In 2002, three customers accounted for approximately 81.9% of our revenue as discussed in our risk factor on significant customers. Cost of revenues for 2002 and 2001 were approximately $677,000 and $45,000. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to fulfill our email marketing and tracking services.

Operating Expenses

Research and Product Development Expenses

        Research and product development expenses for 2002 were approximately $540,000. Research and product development expenses for 2001 were approximately $282,000, which include expenses for the period September 25, 2001 through December 31, 2001. Research and product development expenses relate to the development and enhancement of our technologies. These expenses exclude those costs associated with our e-learning business.

Sales and Marketing Expenses

        Sales and marketing expenses for 2002 were approximately $1.0 million. Sales and marketing expenses for 2001 were approximately $374,000, which include expenses for the period September 25, 2001 through December 31, 2001. Sales and marketing expenses consist primarily of salaries, commissions, advertising, and advertising costs of marketing materials. These expenses exclude those costs associated with our e-learning business.

General and Administrative Expenses

        General and administrative expenses for 2002 were approximately $3.2 million. For 2002, general and administrative expenses consist primarily of personnel related costs, occupancy costs, professional service fees, and the administrative expenses of a public company. These expenses exclude those costs associated with our e-learning business.

        General and administrative expenses for 2001 were approximately $7.0 million and consisted of expenses associated with the general responsibilities of a public company, and excluded those costs associated with our transportation management and Internet postage businesses. These expenses include salaries and related costs for certain administrative functions, professional services, including legal and accounting services, insurance and an allocation of facilities costs. These expenses exclude those costs associated with our e-learning business.

Depreciation and Amortization

        Depreciation and amortization expenses for 2002 were approximately $600,000. Depreciation and amortization expenses for 2001 were approximately $163,000. These expenses for 2001 exclude depreciation and amortization related to our permission email marketing business.

Impairment of Long-Lived Assets

        The value of our capitalized software and intangibles is determined either by management or by an independent third-party expert, based upon estimates, information and projections prepared by management. Under SFAS 144, annually, we are required to evaluate impairments to the carrying value of our capitalized software and intangibles. As a result of this review, in the fourth quarter of 2002, we recorded an impairment charge of approximately $221,000.

Restructuring Charges

        In March 2002, one of our subsidiaries abandoned its office space in White Plains, New York and defaulted on the lease relating to that space. As a result of these actions and events, we recorded a charge of approximately $1.1 million in the first quarter of 2002 for the remaining lease obligation for the office space in White Plains, New York and the write-off of fixed assets located in this facility. In the third quarter of 2002, we reached a settlement with the landlord on our remaining lease obligation on the office space in White Plains, New York. As a result, we reversed approximately $705,000 of the restructuring accrual recorded in the first quarter of 2002.

Non-Recurring Costs

        In 2001, non-recurring charges related and consequential to the merger totaling approximately $2.5 million were incurred. These costs consisted primarily of $1.4 million for severance and other related payroll charges, $843,000 for Directors' & Officers' tail insurance for acts that occurred prior to the Learn2.com acquisition, and $340,000 for other costs related to our November 8, 2001 workforce reduction.

Operating Loss

        The operating loss for 2002 was $3.1 million compared to $8.7 million in 2001 and was attributable to the factors discussed above.

Interest Income

        Interest income consists primarily of earnings on our cash and cash equivalents. Interest income was $39,000 for 2002 compared to interest income of $766,000 for 2001. The decrease was due to decreased interest earned as a result of lower average balances resulting from our continued use of cash to fund our operations and lower interest rates.

Interest Expense and Other, Net

        Interest expenses and other, net, for 2002 was income of $467,000 compared to an expense of $35,000 for 2001. The $467,000 consisted primarily of a franchise tax refund, the reversal of prior year's restructuring accrual, and the settlement of vendor obligations offset by non-operating expenses.

Discontinued Operations

Net Loss From Discontinued Operations

        Net loss from discontinued operations of $6.1 million for 2002 reflects the operating expenses related to our e-learning segments, net of revenues of $2.7 million. Included in this amount is $1.7 million relating to the write-down of certain intangible assets and the remaining fixed assets of the e-learning segments including $843,000 for property and equipment, $145,000 for software, and $718,000 for the write-down of our building in Pryor, Oklahoma. Also, included in this amount is $7.0 million of other costs and expenses primarily relating to the operating costs of the e-learning segment partially offset by the beneficial settlement of outstanding obligations related to the e-learning segment as well as the reversal of legacy accruals related to the e-learning segment.

        In the fourth quarter of 2002, we reclassified certain severance and other related expenses totaling $303,000 from the e-learning segment from restructuring charges to loss from discontinued operations.

Net Loss on Disposal of Discontinued Operations—2002

        Net loss on disposal of discontinued operations for 2002 was $7.0 million. On August 9, 2002, we and certain subsidiaries sold our respective e-learning assets. We received consideration consisting of (1) an initial payment to the Company of $325,000 and (2) earn-out payments to the Company and its subsidiaries of up to a maximum of $3.71 million. The earn-out payments were to be made monthly commencing on September 9, 2002, in each case, subject to reduction until the earlier of 60 months from August 9, 2002 or the date on which the aggregate amount of the earn-out payments paid to us and our subsidiaries totals $3.71 million. We recorded a $1.2 million receivable representing the present value of the minimum earn out payments due from the buyer of the assets. This represented a total purchase price of $1.5 million.

        On March 28, 2003, we and certain subsidiaries entered into an agreement with the buyer of the e-learning assets whereby the buyer agreed to pay us a payment of $540,000 to buy-out the remaining earn-out payments and monies owed to us for consigned inventory and purchased receivables. As a result, we wrote-off the receivable representing the present value of the minimum earn-out payments to $540,000. As a result of this write-down, the net purchase price was approximately $955,000.

        The purchase price was offset by the write-off of the remaining intangible assets of $6.2 million, property, plant and equipment totaling $893,000, accounts receivable of $166,000, and inventory of $306,000. This was also further offset by legal and consulting fees associated with this transaction totaling $266,000. In addition, as a result of the buy-out of the consigned inventory and purchased receivables, we wrote-off an additional $134,000.

        In the third quarter of 2002, we reclassified certain expenses related to the sale of the e-learning assets included in the three and six months ended June 30, 2002 from loss from discontinued operations to loss on sale of discontinued operations. The reclassification was as follows:

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Originally Reported Amount	Reclassification	Revised Amount	Originally Reported Amount	Reclassification	Revised Amount
Loss from discontinued operations	$(8,184)	$(6,163)	$(2,021)	$(12,023)	(6,163)	$(5,860)
Loss on sale of discontinued operations	—	6,163	(6,163)	—	6,163	(6,163)

	$(8,184)	$—	$(8,184)	$(12,023)	$—	$(12,023)

Discontinued Operations—2001 and 2000

Net Loss From Discontinued Operations

        For 2001, loss from discontinued operations reflects the operating expenses related to our transportation management business as well as the discontinued operations of the e-learning business. A summary of net loss from discontinued operations is as follows:

	Year Ended December 31, 2001			Year Ended December 31, 2000
	e-learning Business	Transportation Management Solutions	Total	e-learning Business	Transportation Management Solutions	Total
Net revenues	$2,679	$317	$2,996	$—	$5,337	$5,337
Impairment of long-lived assets	(1,716)	(5,709)	(7,425)	—	—	—
In-process research and development	—	—	—	—	(1,677)	(1,677)
Restructuring costs	—	—	—	—	(20,291)	(20,291)
Reversal of restructuring reserves	—	839	839	—	—	—
Reversal of excess allowance for doubtful accounts	—	132	132	—	—	—
Other costs and expenses	(4,021)	(7,163)	(11,184)	—	(91,769)	(91,769)

	(5,737)	(11,901)	(17,638)	—	(113,737)	(113,737)

Net loss from discontinued Operations	$(3,058)	$(11,584)	$(14,642)	$—	$(108,400)	$(108,400)

  Transportation Management Solutions

        For 2001, for the transportation management solutions business, loss from discontinued operations reflects the operating expenses related to our transportation management business through the measurement date of April 19, 2001, net of revenues from that business of approximately $317,000. Operating expenses for 2001 were significantly reduced from operating expenses for 2000 primarily due to reduced headcount resulting from our restructuring efforts in 2000. In addition, we significantly reduced our advertising and promotional activities in the first half of 2001. Amortization of deferred stock compensation, which is recorded using the graded vesting method, was $2.3 million in 2001.

        These decreases in operating expenses were partially offset by charges totaling $4.7 million related to the amortization and write off of goodwill and other intangible assets related to our transportation management solutions business. During the first quarter of 2001,we identified possible indicators of impairment of these assets and determined that these assets had a fair value of zero. In addition, we wrote off property and equipment held for disposal as a result of reduced employee headcount totaling $1.4 million.

        In addition, in 2001, loss from discontinued operations was partially offset by the reversal of excess restructuring accruals related to Internet postage refunds and to certain contract terminations. We also reversed an excess allowance for doubtful accounts. These reversals totaled approximately $1.0 million.

  e-learning Business

        For 2001, for the e-learning business, loss from discontinued operations reflects the operating expenses related to our e-learning business, net of revenues of $2.7 million. Operating expenses for 2001 were $4.0 million.

Gain on Disposal of Discontinued Operations—2001

        In April 2001, we sold all of our patent and patent applications and certain trademarks and domain names related to our Internet postage business to Stamps.com, Inc. for cash proceeds of $7.5 million. In June 2001, we sold our maintenance contracts and trademarks related to our DigitalShipper and e-Receive products to Data Track Technologies of California, Inc. for cash proceeds of $55,000 and a promissory note of $110,000. We recorded gains totaling approximately $7.7 million related to these transactions. This income was offset by costs of discontinuing the transportation management business, including costs related to shutting down the business' operations after the April 19, 2001 measurement date, charges for fixed asset impairment and an accrual for lease termination costs. For 2001, the gain on disposal of discontinued operations, net was approximately $165,000.

Net Loss Available to Common Stockholders

        The net loss available for common stockholders was $15.8 million for 2002 compared to $22.4 million for 2001 and was attributable to the factors discussed above.

2001 Compared To 2000

Continuing Operations

Revenues and Gross Margin

        Net revenues for 2001 which include revenues for the period September 25, 2001 through December 31, 2001 was approximately $1.7 million. Revenues consist primarily of permission e-mail marketing and tracking services. Costs of revenues for 2001 were approximately $45,000. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to fulfill our marketing and tracking services. All revenues for 2000 have been included in net loss from discontinued operations.

Operating Expenses

Research and Product Development Expenses

        Research and product development expenses were approximately $282,000 for 2001. Research and product development expenses relate to the development and enhancement of our technologies, content, Website and product design. For 2001, these expenses exclude those costs associated with our e-learning business.

Sales and Marketing Expenses

        Sales and marketing expenses were approximately $374,000 for 2001. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses and advertising costs of marketing materials. For 2001, these expenses exclude those costs associated with our e-learning business.

General and Administrative Expenses

        General and administrative expenses were approximately $7.0 million for 2001 compared to $8.2 million for 2000. These expenses consist of expenses associated with the general responsibilities of a public company, and exclude those costs associated with our transportation management and Internet postage businesses. These expenses include salaries and related costs for certain administrative functions, professional services, including legal and accounting services, insurance and an allocation of facilities costs. For 2001, these expenses exclude those costs associated with our e-learning business.

Non-Recurring Costs

        In 2001, non-recurring charges related and consequential to the merger totaling approximately $2.5 million were incurred. These costs consisted primarily of $1.4 million for severance and other related payroll charges, $843,000 for Directors' & Officers' tail insurance for acts that occurred prior to the Learn2.com acquisition, and $340,000 for other costs related to our November 8, 2001 workforce reduction.

Operating Loss

        The operating loss for 2001 was $8.7 million compared to $8.2 million in 2001 and was attributable to the factors discussed above.

Interest Income

        Interest income, consists primarily of earnings on our cash and cash equivalents. Interest income was income of $766,000 for 2001 compared to income of $4.0 million for 2000. The decrease in interest income, net, was due to decreased interest earned as a result of lower average cash balances resulting from our continued use of cash to fund our operations and lower interest rates.

Interest Expense And Other, Net

        Interest expense and other, net was an expense of $35,000 in 2001 compared to an expense of $178,000 in 2000.

Net Loss Available to Common Stockholder

        The net loss available for common stockholders was $22.4 million for 2001 compared to $112.8 million for 2000 and was attributable to the factors discussed above.

Liquidity And Capital Resources

        Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $72.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of December 31, 2002, we had cash and cash equivalents totaling $466,000.

        As of December 31, 2002, our principal commitments consist of payments related to the settlement of various lawsuits totaling $240,000 with $170,000 due in 2003 and $70,000 due in 2004. One of these settlement agreements requires us to pay, $10,000 monthly through July of 2004. If we fail to make these monthly payments on a timely basis, we would be liable for the full amount of the judgment totaling $399,754 plus interest at a rate of 10% per annum from September 12, 2001 to the date of the payoff plus attorney fees in the amount of $15,000. As of December 31, 2002, we have only accrued the remaining payments under the settlement agreement. This amount totaled $190,000.

        Additionally, our lease and other contractual obligations totaled $335,000, and future minimum lease payments required under operating leases and other contractual requirements with initial or remaining noncancellable terms in excess of one year as of December 31, 2002, were $314,000 in 2003, $17,000 in 2004, $4,000 in 2005. There are no commitments beyond 2005. Our unconditional purchase obligations, as defined by SFAS No. 47, "Disclosure of Long-Term Obligations," were immaterial.

        Net cash used in continuing operations totaled $3.5 million in 2002 while net cash used in continuing operations for 2001 totaled $5.7 million, and for 2000 totaled $1.9 million. These amounts resulted primarily from net operating losses during those periods offset by non-cash charges.

        Net cash used in discontinued operations totaled $3.1 million for 2002 while net cash used in discontinued operations for 2001 totaled $20.3 million and for 2000 totaled $72.3 million. These amounts resulted primarily from net operating losses during those periods offset by non-cash charges.

        Net cash provided by investing activities totaled $524,000 for 2002. This resulted from the initial payment of $325,000 for the sale of the e-learning segments assets plus $90,000 of minimum royalty earn-out payments and $270,000 from proceeds of sales of fixed assets offset by purchases of property and equipment totaling $161,000. Net cash provided by investing activities totaled $7.1 million for 2001 and resulted mainly from the sale of discontinued operations and a decrease in restricted cash and other assets offset by merger related expenses and the purchase of assets. Net cash used in investing activities totaled $19.9 million for 2000 and resulted primarily from the use of restricted cash for a lease deposit, purchases of property, plant and equipment, cash used for a business combination, and other decreases in other deposits and assets.

        Net cash provided by financing activities totaled $210,000 for 2002 and consisted primarily of the collection of a note receivable from a former employee totaling $200,000 and proceeds from the exercise of employee stock options. Net cash provided by financing activities totaled $630,000 for 2000 and consisted primarily of the collection of a note receivable from a shareholder and proceeds from the issuance of stock options. This was partially offset by repayments of lease and notes payable obligations.

        We have incurred significant net losses and negative cash flows from operations since our inception. At December 31, 2002, we had an accumulated deficit of approximately $226.8 million.

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

        As of December 31, 2002 we had $466,000 in cash and cash equivalents. We believe that this cash may not be adequate to meet our operating requirements for the next twelve months. The audit opinion regarding our 2002 financial statements expressed substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

        As of December 31, 2002, our current liabilities exceeded our current assets by approximately $580,000. Furthermore, we have a $440,000 including accrued interest note payable due January 2004. In addition, the operating results for future periods are subject to numerous other uncertainties. Our ability to achieve positive cash flow depends upon the success of the our marketing or services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust our spending quickly enough to offset any unexpected shortfall in cash collections or revenues.

        Based on our current level of expenses, if our revenues and related cash collections are less than $1 million per quarter, or if our cash expenditures and payments continue to exceed cash collections, we would need to raise additional funds. Our current forecasted revenues and cash collections are less than $1 million for each of the quarters in 2003. Because we have never earned a profit, current liabilities exceed current assets and the market price of our common stock price is low; we believe that it will be extremely difficult to raise additional funds.

        We believe that if we restructure our existing obligations for approximately 10%-15% of their face amounts, exceed our cash collection targets by approximately $200,000 per quarter, recover from our insurance carriers claims we have filed, and favorably and timely resolve the lawsuits with Morrison & Foerster, Rydell, and other litigation matters, we will have sufficient resources for our operating requirements at least for the next twelve months. However, if each of the assumptions described in the preceding sentence are not actualized and we are unable to raise additional funds or sell assets, it is not likely that we will continue as a going concern.

        In January 2002, a complaint was filed against us alleging certain common law claims. In connection with the settlement of the complaint, on January 24, 2002 we issued a promissory note in the principal amount of $400,000 accruing interest at the rate of 10% per annum. The promissory note is due and payable upon the earlier of (i) the completion of a Financing (as defined in the promissory note) or (ii) any dissolution, extraordinary dividend, recapitalization or similar transaction involving our company. At December 31, 2002, the principal amount of the promissory note is included in other liabilities in the consolidated balance sheet.

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

        Through December 31, 2002, Mr. Riley was paid $23,750 under the termination clause of his Employment Agreement. In October 2002, we and Mr. Riley agreed to a mutual release under which we were relieved from our obligations in exchange for a one-time payment of $25,000 and the issuance of a warrant to purchase 40,000 shares of the our common stock.

        In connection with the sale of the e-learning segments, we terminated the employment of Ms. Lindsey, the former Vice President of Research and Development of the e-learning division on August 15, 2002. Under Ms. Lindsey's Employment Agreement she is entitled to receive $131,250, paid in eighteen equal semi-monthly installments.

        Through December 31, 2002, Ms. Lindsey was paid $58,333 under the termination clause of her Employment Agreement. In December 2002, we and Ms. Lindsey agreed to a mutual release under which we were relieved from our obligations in exchange for the issuance of a warrant to purchase 40,000 shares of our common stock.

        In May 1999, Robert Ewald now the Chairman of the Board of Directors exercised unvested stock options through the issuance of a note payable. In October 2000, we repurchased certain unvested shares and reduced the note payable to approximately $470,000. At that time, we held 652,344 vested shares as collateral. In September 2001, we and Mr. Ewald entered into a retention agreement under which the note would be forgiven in the event that Mr. Ewald's employment was terminated without cause or as a result of constructive termination within the two year period following the completion of the merger with Learn2.com, Inc. As a result, at September 30, 2001, we fully reserved the note. On June 28, 2002, the Board of Directors approved a proposal to reduce the original exercise price to $0.075 per share, which represented the last reported sale price of our common stock on the Nasdaq SmallCap Market on that date. As a result, the outstanding principal balance of the note was reduced to approximately $49,000. On July 2, 2002, Mr. Ewald surrendered his right, title and interest in the shares held as collateral in exchange for the note.

Recent Accounting Pronouncements

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for us for all financial statements issued in fiscal 2003. Management does not expect the adoption of SFAS 145 to have a material effect on our consolidated financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)" ("EITF 94-3"), required that a liability for an exit cost be recognized at the date of a company's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. We have not yet determined the impact that the adoption of SFAS 146 will have on our financial position or results of operations.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by us are disclosed in Note 11 in the accompanying consolidated financial statements. The adoption of FIN 45 is not expected to have a material impact on our financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for an entity's voluntary change to the fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures and specifies the form, content and location of those disclosures in both annual and interim financial statements regarding the method of accounting used for stock-based employee compensation and its effect on reported results. This Statement is effective for fiscal years ending after December 15, 2002. As we continue to account for employee stock-based compensation under APB 25, and we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 in 2002, the adoption of SFAS No. 148 did not impact the Company's financial position or results of operations.

        Other pronouncements issued by the FASB or other authoritative accounting standard setting groups with future effective dates are either not applicable or are not significant to the financial statements of the Company.

ITEM 7A. QUANTITIES AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

SUPPLEMENTARY DATA

        The following tables set forth unaudited quarterly supplementary data for each of the eight quarters in the two-year period ended December 31, 2002.

	2002
	Quarter Ended
	March 31	June 30(1)	September 30	December 31
Income (loss) from continuing operations	$(1,898)	$(969)	$450	$(207)
(Loss)/gain from discontinued operations	(3,839)	(8,184)	(1,291)	184
Net Loss	(5,737)	(9,153)	(841)	(23)
Loss per share, basic and diluted:
Continuing operations	$(0.03)	$(0.01)	$0.00	$—
Discontinued operations	$(0.05)	$(0.11)	$(0.01)	$—
Net Loss	$(0.08)	$(0.12)	$(0.01)	$—
	2001
	Quarter Ended
	March 31	June 30	September 30	December 31
Loss from continuing operations	$(1,366)	$(2,385)	$(4,124)	$(89)
(Loss)/gain from discontinued operations	(12,487)	3,018	(2,092)	$(2,916)
Net Loss	(13,853)	633	(6,216)	(3,005)
Loss per share, basic and diluted:
Continuing operations	$(0.04)	$(0.06)	$(0.11)	$0.00
Discontinued operations	$(0.33)	$0.08	$(0.05)	$0.05
Net Loss	$(0.37)	$0.02	$(0.16)	$0.05
(1)
In the third quarter of 2002, we reclassified certain expenses related to the sale of the e-learning assets included in the three and six months ended June 30, 2002 from loss from discontinued operations to loss on sale of discontinued operations.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURES

        Effective May 6, 2002, the Company dismissed Arthur Andersen LLP as the Company's independent public accountants and appointed BDO Seidman as its new independent public accountants for the year ending December 31, 2002.

        On October 1, 2001, we terminated Ernst & Young LLP as our independent auditors. We then engaged Arthur Andersen LLP as of October 1, 2001 to serve as our independent auditors for the fiscal year ended December 31, 2001. This change was executed in connection with our merger with Learn2.com. Learn2.com had engaged Andersen as its independent public accountants since January 15, 1999.

        We filed form 8-K for each of these changes in accountants on May 10, 2002 and October 5, 2001.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF LTWC CORPORATION.

        The following table sets forth our directors' and executive officers' ages and positions as of March 31, 2003:

Name	Age	Position
Robert J. Cresci	59	Director (1)
Robert H. Ewald	55	Chairman of the Board of Directors (2)
Paul A. Goldman	41	President and Chief Executive Officer
David Shohet	35	Director (1)
Fred Welz	58	Director (1) (2)
Michael M. Arons	40	Acting Chief Financial Officer

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

        Robert J. Cresci has served as a Director of our company since October 1999. Since 1990 Mr. Cresci has served as a Managing Director of Pecks Management Partners Ltd., which manages portfolios of private mezzanine securities. Mr. Cresci currently serves on the board of directors of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., j2 Global Communications, Inc., Luminex Corporation, Continucare Corporation, Candlewood Hotel Co., Sera,Care Life Sciences, Inc. and several private companies. Mr. Cresci is a graduate of the United States Military Academy at West Point and received an MBA in Finance from Columbia University.

        Robert H. Ewald has served as the Chairman of our Board of Directors since September 2002. He was Executive Chairman of the Board of Directors of LTWC from September 2001 until September 2002. Mr. Ewald served as our President and Chief Executive Officer from February 1999 to September 2001 and has served as a Director since January 1999. Mr. Ewald is currently President and Chief Executive Officer of Scale Eight, a network storage system company. From July 1996 to July 1998, Mr. Ewald held various executive positions at Silicon Graphics, Inc., a manufacturer of computer workstations, servers and supercomputers, most recently as Executive Vice President and Chief Operating Officer. From August 1984 to June 1996, Mr. Ewald held various management and executive positions with Cray Research, Inc., a manufacturer of high performance computers, including President and Chief Operating Officer. Before joining Cray Research, Inc., Mr. Ewald led the Computing and Communications Division of the Los Alamos National Laboratory and was responsible for providing computing and communications services to government customers nationwide between 1980 and 1984. Mr. Ewald is currently a director of Ceridian, Inc., an information technology services company. Mr. Ewald received his B.S. in civil engineering from the University of Nevada and his M.S. in civil engineering from the University of Colorado.

        Paul A. Goldman has been our President and Chief Executive Officer since November 2002, and a Director since September 2002. Mr. Goldman has been a private real estate investor since 1991. In 2002, Mr. Goldman was Director of Operations for Lisa Frank, a marketer of stationery and other products for children. Mr. Goldman originally joined our company in 2000 as Vice President, Sales and Marketing in connection with our acquisition of Infinity Logistics and Automated Logistics, both of which he founded. He remained in that role until 2001. From 1990 to 2000, Mr. Goldman was President of Automated Logistics. In 1998, Mr. Goldman founded Infinity Logistics and served as President and Chief Executive Officer from 1998 to 2000. Prior to 1990 Mr. Goldman was Area Sales Manager of the Northwest Pacific Region at Pitney Bowes for five years. Mr. Goldman received his B.S. in Marketing and Economics from Boston College.

        David Y. Shohet has served on our Board of Directors since December 2002. Mr. Shohet is a self-employed finance consultant. From 2000 to 2002, Mr. Shohet was Director of Finance at Menerva Technologies, Inc., a private software development company. In 1999, Mr. Shohet was the Chief Financial Officer of TuneTrax.com, Inc., a private Internet technology company. From 1997 to 1998, Mr. Shohet was an associate consultant at Mitchell Madison Group, a strategy consulting firm. Mr. Shohet served as Chief Financial Officer of Shetland Toys, LLC from 1994 to 1995, and as an investment banking analyst at Dean Witter Reynolds, Inc. from 1990 to 1992. Mr. Shohet received his B.S. in business administration from the University of California, Berkeley and his MBA from the Harvard Business School.

        Fred Welz has served on our Board of Directors since December 2002. Since February 2003, he is Vice President of the Americas and Worldwide Sales Operations for PalmSource, Inc., the developer of the Palm operating system for handheld devices and smart phones. PalmSource is a subsidiary of Palm, Inc. He also is currently a director of FluxNetwork, Inc., a private software and integration services company providing client-server and web-based solutions for management of rich media information on handheld and wireless devices. Prior to joining PalmSource, Mr. Welz was Chief Operating Officer of FluxNetwork, since 2001. Mr. Welz held various senior executive positions at Silicon Graphics Computer Systems from 1990 to 2001, the most recent of which was Vice President of Global Accounts and Programs. Previously, Mr. Welz held executive positions at Control Data Corporation and with the Federal Government in Washington, D.C. Mr. Welz received both a M.S. in International Economics and Marketing and a M.A. in International Public Policy and Administration from the University of Wisconsin, Madison. Mr. Welz received a B.S. in Business Administration, Economics and Finance from the University of Denver.

        Michael M. Arons has served as the Acting Chief Financial Officer since March 17, 2003. Mr. Arons has been employed by the Company since September 2001 as Vice President and Corporate Controller. From March 1999 to September 2001, Mr. Arons served as Vice President and Controller of Learn2.com Inc. Prior to March 1999, he was Assistant Corporate Controller of Golden Books Family Entertainment from May of 1998 to March of 1999. Mr. Arons received his B.B.A. in Accounting from Hofstra University and is a licensed Certified Public Accountant in the State of New York

Classified Board

        Our certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors will be elected each year. Robert J. Cresci, Fred Welz and David Shohet have been designated as Class I directors whose terms expire in 2003 annual meeting of stockholders. Robert H. Ewald and Paul Goldman have been designated as Class II directors whose terms will expire in 2004. This classification of the board of directors may delay or prevent a change in control of our company or in our management.

Compliance With Section 16(A) Of The Exchange Act

        Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by the Securities and Exchange Commission's rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied, except that Messrs. Ewald, Landy, and Riley each filed late a Form 4 related to a stock option grant. Mr. Ewald and Mr. Landy each filed timely a Form 5 in February 2003.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

        Effective January 2003, we pay our independent directors, Mr. Cresci, Mr. Shohet and Mr. Welz, $1,000 for each board meeting or committee meeting they attend.

        From September 2001 through September 2002, Mr. Ewald was paid $24,166 per month for his services as Executive Chairman of the Board of Directors. In addition, we provided Mr. Ewald with health coverage and other employee benefits during that period.

        From September 2001 to December 2002 we paid Mr. Gumucio $9,537 per month for his service as a board member. In addition, we provided Mr. Gumucio with health coverage and other employee benefits.

        Under our stock option plan, directors are eligible to receive stock option grants at the discretion of the board of directors or other administrator of the plan.

        Mr. Goldman was paid a salary $16,667, for consulting services he performed from September 2002 through October 2002.

Executive Compensation

        Effective November 2002, Mr. Goldman is paid an annual salary of $200,000 for his services as President and Chief Executive Officer of the Corporation. He is entitled to a bonus of $100,000 if the Corporation attains earnings, before interest, taxes, depreciation and amortization, or "EBITDA", of $750,000 in fiscal year 2003. He is entitled to an additional bonus of 13.3% of any EBITDA in excess of $750,000 attained in fiscal year 2003, such additional bonus not to exceed $100,000.

        The table below summarizes the compensation earned for services rendered to us in all capacities for the fiscal year ended December 31, 2002, by each person that (i) served as chief executive officer during the last fiscal year, (ii) two highly compensated executive officers that were serving as executive officers at the end of the fiscal year and (iii) any individual that would have qualified under category (ii) but for the fact that such individual was not an executive officer at the end of the fiscal year. These executives are referred to herein as the named executive officers.

Name And Principal Position	Year	Salary($)	Bonus ($)	Long-Term Compensation Awards Securities Underlying Options (# Of Shares)	All Other Compensation ($)
Robert H. Ewald, Former Executive Chairman of the Board; Former President and Chief Executive Officer (1)	2002 2001 2000	205,417 290,000 296,657	— 350,150 100,000	928,906 — 928,906(13)	171,522 269,672 273,398	(4) (5) (6)
Paul A. Goldman, President and Chief Executive Officer; Former Vice President Sales and Marketing (2)	2002 2001 2000	41,667 114,731 148,750	— — —	1,500,000 — 100,000	16,667 180,250	(7) (8)
Marc E. Landy, Former Executive Vice President and Chief Financial Officer(14)	2002 2001 2000	175,000 46,667 —	— 60,000 —	482,346 — —	4,950 — —	(9)
Laurie Lindsey, Former Vice President Product Development	2002 2001 2000	109,375 124,728 139,346	— 30,000 18,000	— 250,000 340,000	61,615 56,426 2,841	(10) (11) (9)
Kevin Riley, Former President Learning Services Division	2002 2001 2000	126,789 47,500 —	35,000 15,000 —	563,917 — —	51,875 — —	(12)
Jerry Sandoval, Former President and Chief Operating Officer; Former President Etracks subsidiary(3)	2002 2001 2000	130,589 40,000 —	— 56,000 —	— — —	— — —

(1)
Mr. Ewald served as President and Chief Executive Officer from January 2002 to September, 2002.

(2)
Mr. Goldman served as Vice President of Sales and Marketing of our company from May 2000 to April 2001.

(3)
Mr. Sandoval served as President and Chief Operating Officer from September 2002 to November 2002.

(4)
Includes $166,689 for additional taxes he paid and incurred in 2002 as a result of the foregivenss of a loan.

(5)
Includes $267,464 for the forgiveness of a portion of a loan and a contribution to our 401(k) plan in 2001 on behalf of Mr. Ewald.

(6)
Includes $860,000 for a stock bonus award and a contribution to our 401(k) plan in 1999 on behalf of Mr, Ewald.

(7)
Includes $16,667 of consulting fees paid to Mr. Goldman while a Director of the Company.

(8)
Includes severance of $175,000 paid to Mr. Goldman in connection with his termination of employment from our Company paid in April 2001 and a contribution to our 401(k) plan in 2001 on behalf of Mr. Goldman.

(9)
Includes a contribution to our 401(k) plan on behalf of the named executive officer.

(10)
Includes severance of $58,333 paid to Ms. Lindsey in connection with her termination of employment from our company in August 2002 and a contribution to our 401(k) plan in 2002 on behalf of Ms. Lindsey.

(11)
Includes $53,776 of severance paid to Ms. Lindsey in connection with her termination of employment from our company in May 2001 and a contribution to our 401(k) plan in 2001 on behalf of Ms. Lindsey. Ms. Lindsey was rehired by the Company in October, 2001.

(12)
Includes $48,750 of severance paid to Mr. Riley in connection with his termination of employment from our company in August 2002 and a contribution to our 401(k) plan in 2002 on behalf of Mr. Riley.

(13)
These options were subsequently cancelled and reissued in 2002.

(14)
Mr. Landy resigned from the Company in March of 2003.

Option Grants In Last Fiscal Year

        The following table provides certain information relating to stock options granted to our named executive officers during the fiscal year ended December 31, 2002. In addition, as required by rules promulgated by the Securities and Exchange Commission, the table sets forth the hypothetical gains that would exist for the shares subject to such options based on assumed annual compound rates of stock price appreciation during the option term.

					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
		% of Total Options Granted to Employees in 2002 (1)
	Number of Securities Underlying Options
Name			Exercise Price	Expiration Dates
					5%	10%
Robert H. Ewald	928,906	17.1%	$0.04	8/1/12	$23,367	$59,217
Paul A. Goldman	1,500,000	27.6%	$0.07	11/21/12	66,034	167,343
Marc E. Landy	482,346	8.9%	$0.04	8/1/12	12,134	30,749
Kevin Riley	563,917	10.4%	$0.04	8/1/12	14,186	35,950

(1)
We granted stock options representing approximately 5,434,000 shares of our common stock to employees during the fiscal year ended December 31, 2002. Of this amount options representing approximately 2.6 million were granted in connection with an offer to exchange made available to certain eligible employees, officers and directors of our company in January 2002. Messrs. Ewald, Landy and Riley elected to participate in the offer. Their grants during 2002 reflected grants made in connection with that offer.

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

        There were no options granted to Mr. Sandoval or Ms. Lindsey.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

        The following table provides information about stock options held by our named executive officers at December 31, 2002. During fiscal year 2002, none of our named executive officers exercised stock options.

        In May 1999, Robert H. Ewald, now the Chairman of the Board of Directors, exercised unvested stock options through the issuance of a note payable. In October 2000, we repurchased certain unvested shares and reduced the note payable to approximately $470,000. At that time we held 652,344 vested shares as collateral. In September 2001, we entered into a retention agreement with Mr. Ewald, which provides for the payment of one year base salary, continued health coverage for a one year period, and the forgiveness of loans related to the early exercise of stock options in the event that Mr. Ewald's employment is terminated without "Cause" (as defined in the retention agreement) or if Mr. Ewald resigns his employment for "Good Reason" (as defined in the retention agreement) within the two-year period following the completion of the merger with Learn2.com, Inc. As a result, at September 30, 2001, we fully reserved the note. On June 28, 2002, the Board of Directors approved a proposal to reduce the original exercise price to $0.075 per share, which represented the last reported sale price of our common stock on the Nasdaq Small Cap Market on that date. As a result, the outstanding principal balance of the note was reduced to approximately $49,000. On July 2, 2002, Mr. Ewald surrendered his right, title and interest in the shares held as collateral in exchange for the note.

			Number of Securities Underlying Unexercised Options At December 31, 2002
					Value of Unexercised In-the-Money Options At December 31, 2002 (1)
Name	Shares Exercised	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert H. Ewald	—	—	753,480	175,426	$15,070	$3,509
Paul A. Goldman	—	—	—	1,500,000	—	—
Marc E. Landy	—	—	458,611	23,735	9,172	475
Kevin Riley	—	—	563,917	563,917	11,278	11,278

(1)
Value based on the December 31, 2002 closing price of our common stock on the Nasdaq SmallCap Market of $0.06 per share. Underlying options that are not in the money are not valued in this table.

Compensation Committee Interlocks And Insider Participation

        During the fiscal year ended December 31, 2002 Robert Ewald, Rebecca Saeger, S. Lee Kling, James A. Cannavino and Marcelo A. Gumucio served as members of our company's Compensation Committee.

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

Employment Contracts And Termination Of Employment And Change-In-Control Arrangements.

        In May 1999, Robert H. Ewald, now the Chairman of the Board of Directors exercised, unvested stock options through the issuance of a note payable. In October 2000, we repurchased certain unvested shares and reduced the note payable to approximately $470,000. At that time we held 652,344 vested shares as collateral. In September 2001, we entered into a retention agreement with Mr. Ewald, which provides for the payment of one year base salary, continued health coverage for a one year period, and the forgiveness of loans related to the early exercise of stock options in the event that

Mr. Ewald's employment is terminated without "Cause" (as defined in the retention agreement) or if Mr. Ewald resigns his employment for "Good Reason" (as defined in the retention agreement) within the two-year period following the completion of the merger with Learn2.com, Inc. As a result, at September 30, 2001, we fully reserved the note. On June 28, 2002, the Board of Directors approved a proposal to reduce the original exercise price to $0.075 per share, which represented the last reported sale price of our common stock on the Nasdaq Small Cap Market on that date. As a result, the outstanding principal balance of the note was reduced to approximately $49,000. On July 2, 2002, Mr. Ewald surrendered his right, title and interest in the shares held as collateral in exchange for the note.

        In 2001, we entered into an agreement with Mr. Ewald to loan him approximately $410,000 to enable him to pay the taxes he incurred upon receipt of a 125,000 share stock bonus in 2000. On a quarterly basis during 2000 and 2001, we forgave the amount due and agreed to provide Mr. Ewald with a tax gross-up on the forgiveness. In 2002 we paid Mr. Ewald approximately $239,000, which represented the additional taxes he paid and incurred in 2002 as a result of the forgiveness.

        Learn2.com entered into an Employment Agreement, dated as of February 16, 1999, employing Marc E. Landy as its Chief Financial Officer. The parties entered into amendments to the employment agreement dated as of February 16, 2001 and February 16, 2002. The term of Mr. Landy's employment agreement continues until February 16, 2003, subject to earlier termination for death, disability, resignation or removal. Mr. Landy's annual base salary is $175,000. If Mr. Landy resigns his employment for "Good Reason" (as defined in the employment agreement), if we terminate his employment without "Cause" (as defined in the employment agreement), or if we elect not to extend the term of Mr. Landy's employment, Mr. Landy will be entitled to (1) receive his base salary, benefits and incentive bonuses to which he is entitled but not paid, up to and including the effective date of his termination of employment, (2) receive an amount equal to one year's base salary, (3) with respect to fully vested options, the privilege of exercising the unexercised portion of such options upon the later of (x) one year from the effective date of his termination or (y) thirty days from the expiration of any restriction on the sale, transfer or other disposition of the shares of common stock underlying the options, and (4) receive an amount equal to the higher of (x) any bonus or incentive compensation he earned or received with respect to the prior fiscal year or (y) $40,000. Mr. Landy's employment agreement also contains confidentiality, non-competition and indemnification provisions. On February 26, 2003, Marc E. Landy resigned as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LTWC Corporation. Under the terms of his agreement, Mr. Landy was not entitled to receive compensation related to items (2) and (4) explained above.

        In connection with the sale of the e-learning business, we terminated the employment of Mr. Kevin Riley, the former President of the e-learning division on August 15, 2002. Under Mr. Riley's Employment Agreement he was entitled to receive: his annual base salary, $250,000, paid consistent with our payroll practices for one year; immediate vesting in all options held; with respect to fully vested options held, the privilege of exercising the options for one year from termination; and health insurance benefits for one year following termination. Through September 30, 2002, Mr. Riley was paid $24,750 in severance. In October 2002, we agreed to a mutual release with Mr. Riley, under which we were relieved from our obligations in exchange for a one-time payment of $25,000 and the issuance of a warrant to purchase 40,000 shares of the our common stock at $0.07 per share, which represented the last reported sale price of our common stock on the Nasdaq Small Cap Market on that date. The warrant vested immediately and will expire five years from the date of issuance.

        In May 2001, Ms. Laurie Lindsey, our then Vice President of Product Development, was terminated and paid approximately $54,000 under her Employment agreement. In October 2001 Ms. Lindsey was rehired by the Company as Vice President of Research and Development of the e-learning division, in exchange for Ms. Lindsey's agreement to defer her remaining $131,250 in severance payments. In connection with the sale of the e-learning business, Ms. Lindsey was terminated on August 15, 2002. In 2002, we paid Ms. Lindsey $58,333 of the remaining $131,250 severance to which she was entitled. In December 2002, we agreed to a mutual release with Ms. Lindsey, under which we were relieved from our obligations in exchange for the issuance of a warrant to purchase 40,000 shares of the our common stock at $0.06 per share, which represented the last reported sale price of our common stock on the Nasdaq SmallCap Market on that date. The warrant vested immediately and will expire five years from the date of issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth as of December 31, 2002, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. All stock options, warrants and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Equity Compensation Plan Information

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans approved by security holders
Employee stock options plans (1)	5,706,627	$0.20	10,126,174
Employee stock purchase plans (2)	—	N/A	1,048,373
Equity compensation plans not approved by security holders	—	—	—
TOTAL	5,706,627	$0.20	11,174,547

(1)
Consists of the 1999 Stock Option Plan and the 1999 Directors Option Plan
(2)
Consists of the 1999 Employee Stock Purchase Plan.

        The following table sets forth certain information that has been provided to our company with respect to the beneficial ownership of shares of our common stock as of March 31, 2003 by (i) each of our current directors, (ii) each of our current executive officers and (iii) all directors and executive officers of our company as a group. We are not aware of any person or entity that has a beneficial ownership in the Company of 5% or more. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o LTWC Corporation, 111 High Ridge Road, Stamford, CT.

Name of Person or Identity of Group (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Robert H. Ewald (3)	1,047,472	1.38%
Paul A. Goldman	513,104	*
Robert J. Cresci (4)	200,000	*
Fred Welz	—	—
David Y. Shohet	—	—
Michael M Arons (5)	64,826	*
Marc E. Landy(6), (8)	535,820	*
Kevin Riley(6), (9)	371,334	*
Laurie Lindsey(6)	—	—
Jerry Sandoval(6)	—	—
All current directors and executive officers as a group (6 persons)(7)	1,825,402	2.41%

*
Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable within 60 days of March 31, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of any other person.
(2)
As of March 31, 2003, there were 75,747,984 shares of our common stock outstanding.
(3)
Shares shown as beneficially owned include 919,531 shares of our common stock issuable upon the exercise of options.
(4)
Mr. Cresci disclaims beneficial ownership of (i) 96,968 shares of our common stock held by the Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., (ii) 145,490 shares of our common stock held by the Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. and (iii) 484,990 shares of our common stock held by the Delaware State Employees' Retirement Fund. The funds listed in this footnote are managed by Pecks Management Partners Ltd., of which Mr. Cresci is a Managing Director. Shares shown as beneficially owned include 200,000 shares of our common stock issuable upon the exercise of options.
(5)
Shares shown as beneficially owned include 64,826 of our common stock issuable upon the exercise of options.
(6)
No longer an officer of the company.
(7)
Share shown as beneficially owned include 1,184,357 shares of our common stock issuable upon the exercise of stock options.
(8)
Shares shown as beneficially owned include 509,083 shares of our common stock issuable upon the exercise of stock options.
(9)
Shares shown as beneficially owned include 371,334 shares of our common stock issuable upon the exercise of stock options.

Change In Control

        We are not aware of any arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In May 1999, Robert H. Ewald, now the Chairman of the Board of Directors exercised unvested stock options through the issuance of a note payable. In October 2000, we repurchased certain unvested shares and reduced the note payable to approximately $470,000. At that time we held 652,344 vested shares as collateral. In September 2001, we entered into a retention agreement with Mr. Ewald, which provides for the payment of one year base salary, continued health coverage for a one year period, and the forgiveness of loans related to the early exercise of stock options in the event that Mr. Ewald's employment is terminated without "Cause" (as defined in the retention agreement) or if Mr. Ewald resigns his employment for "Good Reason" (as defined in the retention agreement) within the two-year period following the completion of the merger with Learn2.com, Inc. As a result, at September 30, 2001, we fully reserved the note. On June 28, 2002, the Board of Directors approved a proposal to reduce the original exercise price to $0.075 per share, which represented the last reported sale price of our common stock on the Nasdaq SmallCap Market on that date. As a result, the outstanding principal balance of the note was reduced to approximately $49,000. On July 2, 2002, Mr. Ewald surrendered his right, title and interest in the shares held as collateral in exchange for the note.

        In 2001, we entered into an agreement with Mr. Ewald to loan him approximately $410,000 to enable him to pay the taxes he incurred upon receipt of a 125,000 share stock bonus in 2000. On a quarterly basis during 2000 and 2001 we forgave the amount due and agreed to provide Mr. Ewald with a tax gross-up on the forgiveness. In 2002 we paid Mr. Ewald approximately $239,000, which represented the additional taxes he paid and incurred in 2002 as a result of the forgiveness.

        In May 2001, Ms. Laurie Lindsey, our then Vice President of Product Development, was terminated and paid approximately $54,000 under her Employment agreement. In October 2001 Ms. Lindsey was rehired by the Company as Vice President of Research and Development of the e-learning division, in exchange for Ms. Lindsey's agreement to defer her remaining $131,250 in severance payments. In connection with the sale of the e-learning business, Ms. Lindsey was terminated on August 15, 2002. In 2002, we paid Ms. Lindsey $43,750 of the remaining $131,250 severance to which she was entitled. In December 2002, we agreed to a mutual release with Ms. Lindsey, under which we were relieved from our obligations in exchange for the issuance of a warrant to purchase 40,000 shares of the our common stock at $0.06 per share, which represented the last reported sale price of our common stock on the Nasdaq SmallCap Market on that date. The warrant vested immediately and will expire five years from the date of issuance.

        On September 25, 2001, we acquired all of the outstanding stock of Learn2.com. Under the terms of the merger agreement, we issued approximately 37.8 million shares of our common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of our common stock resulting in our stockholders immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. In connection with the merger, we made a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture.

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days of the filing of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

        There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (a)  1. Consolidated Financial Statements. The following consolidated financial statements, and related notes, of LTWC Corporation and the Report of Independent Public Accountants are filed as part of this Form 10-K.

        (a)  2. Financial Statement Schedules.

          II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2002. F-33. All other financial statement schedules required by Item 15 (a) (2) have been omitted because the required information has been included in the Consolidated Financial Statements or Notes thereto.

        (a)  3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

        (b)  Reports on Form 8-K, We filed a Current Report on Form 8-K dated December 18, 2002 with the Securities and Exchange Commission on December 23, 2002 to report the appointment of David Shohet and Fred Welz as directors of the Company and the resignation of John V. Balen and Rebecca Saeger as directors of the Company.

        (c)  Exhibits The following exhibits are filed with this report:

EXHIBIT	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of E-Stamp Corporation.
3.2(1)	Amended and Restated Bylaws of E-Stamp Corporation.
10.1(2)	Indemnification Agreement between E-Stamp Corporation and each of its directors and officers.
10.2(2)	1999 Stock Plan of E-Stamp Corporation and form of agreements thereunder.
10.3(2)	1999 Employee Stock Purchase Plan of E-Stamp Corporation and form of agreements thereunder.
10.4(2)	1999 Director Option Plan of E-Stamp Corporation and form of agreements thereunder.
10.5(2)	1996 Stock Option and Restricted Stock Plan of E-Stamp Corporation.
10.6(2)	1996 Non-Employee Director Stock Option Plan of E-Stamp Corporation.
10.7(3)	Letter, dated October 23, 2000, from E-Stamp Corporation to Robert H. Ewald.
10.8(4)	Change of Control Severance Agreement, effective as of November 17, 2000, between E-Stamp Corporation and Robert H. Ewald.

10.9(5)	Retention Agreement, dated as of September 25, 2001, between Learn2 Corporation and Robert H. Ewald
10.10(5)	Employment Agreement, dated as of February 16, 1999, between Learn2.com, Inc. and Marc E. Landy.
10.11(5)	Amendment to Employment Agreement, dated as of February 16, 2001, between Learn2.com, Inc. and Marc E. Landy.
10.12(6)	Second Amendment to Employment Agreement, dated as of February 16, 2002, between Learn2 Corporation (successor to Learn2.com, Inc.) and Marc E. Landy.
10.13(5)	Amendment to Employment Agreement dated May 31, 2001, between Learn2.com, Inc. and Kevin C. Riley.
10.14(7)	Form of Lock-Up Agreement, dated as of September 25, 2001, between Learn2.com, Inc. and Marc E. Landy, Donald Schupak and Stephen P. Gott.
10.15(7)	Form of Lock-Up Agreement, dated as of September 25, 2001, between E-Stamp Corporation and Robert H. Ewald, Marcelo A. Gumucio, John V. Balen, Rebecca Saeger and Robert J. Cresci.
10.16(6)	Form of Promissory Note, dated January 24, 2002, issued by Learn2 Corporation in the principal amount of $400,000.
10.17(8)	Registration Rights Agreement, dated as of April 25, 2001, between Learn2 Corporation, Learn2.com, Inc. and RGC International Investors, LDC.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of BDO Seidman, LLP, Independent Public Accountants
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(4)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-27417) filed by E-Stamp Corporation with the Securities and Exchange Commission on March 29, 2001.

(5)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (SEC File No. 0-27417) filed by E-Stamp Corporation with the Securities and Exchange Commission on November 14, 2001.

(6)
Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (SEC File No.0-27417) filed by Learn2 Corporation with the Securities and Exchange on April 1, 2002.

(7)
Incorporated by reference from the Registration Statement on Form S-4/A-1 (Registration No. 333-60520) filed by E-Stamp Corporation with the Securities and Exchange Commission on June 29, 2001.

(8)
Incorporated by reference from the Registration Statement on Form S-3 (Registration No. 333-75232) filed by Learn2 Corporation with the Securities and Exchange Commission on December 14, 2001.

REPORT OF BDO SEIDMAN, LLP

Independent Auditors' Report

To the Board of Directors and Stockholders of
LTWC Corporation
Stamford, Connecticut

        We have audited the accompanying consolidated balance sheets of LTWC Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LTWC Corporation as of December 31, 2002 and 2001, and the results of its operations of LTWC Corporation and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from and negative cash flow from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Valhalla, New York

March 28, 2003
except for note 13,
for which the date
is April 7, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LTWC Corporation

        We have audited the accompanying statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows of LTWC Corporation (formerly E-Stamp Corporation) for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of LTWC Corporation and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that LTWC Corporation (formerly E-Stamp Corporation) will continue as a going concern. As more fully described in Note 1, in April 2001, the Company announced its intention to cease its current business operations prior to its proposed merger with Learn2.com. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
February 20, 2001
except for the second paragraph of Note 1,
as to which the date is April 20, 2001.

LTWC CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(In thousands, except par value amounts)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$466	$6,337
Accounts receivable, net of allowance of $46 and $50, respectively	371	979
Prepaid expenses and other current assets	945	591
Current assets of discontinued operations	2	2,666

Total current assets	1,784	10,573
Fixed assets—net	301	299
Capitalized software—net	3,278	3,675
Intangible assets—net	13	296
Non-current assets of discontinued operations	—	9,959

Total assets	$5,376	$24,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$438	$834
Accrued expenses and other current liabilities	856	2,657
Accrued restructuring costs	20	308
Current liabilities of discontinued operations	1,050	2,716

Total current liabilities	2,364	6,515
Other liabilities	440	423

Total liabilities	2,804	6,938
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value per share: 200,000 shares authorized, 75,748 and 75,578 shares issued and outstanding at December 31, 2002 and 2001, respectively	76	76
Additional paid in capital	229,344	229,333
Deferred stock compensation	—	(451)
Accumulated deficit	(226,848)	(211,094)

Total stockholders' equity	2,572	17,864

Total liabilities and stockholders' equity	$5,376	$24,802

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(in thousands, except share and per share data)

	2002	2001	2000
Net revenues	$3,280	$1,693	$—
Cost of revenues	677	45	—

Gross margin	2,603	1,648	—
Operating expenses:
Research and product development	540	282	—
Sales and marketing	1,027	374	—
General and administrative	3,178	7,031	8,230
Depreciation and amortization	600	163	—
Impairment of long-lived assets	221	—	—
Non-recurring costs	—	2,493	—
Restructuring charges	167	—	—

Total operating expenses	5,733	10,343	8,230

Operating loss	(3,130)	(8,695)	(8,230)
Interest income	39	766	3,982
Interest expense and other, net	467	(35)	(178)

Net loss from continuing operations	(2,624)	(7,964)	(4,426)

Discontinued operations:
Net loss from discontinued operations	(6,088)	(14,642)	(108,400)
Net (loss) gain on disposal of discontinued operations	(7,042)	165	—

	(13,130)	(14,477)	(108,400)

Net loss available to common stockholders	$(15,754)	$(22,441)	$(112,826)

Basic and diluted loss per common share:
Continuing operations	$(0.04)	$(0.16)	$(0.12)

Discontinued operations	$(0.17)	$(0.30)	$(2.92)

Net loss available to common stockholders	$(0.21)	$(0.46)	$(3.04)

Weighted average basic and diluted shares outstanding	75,717	48,369	37,144

The accompanying notes are an integral part of these consolidated financial statements.

LEARN2 CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,
(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(15,754)	$(22,441)	$(112,826)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	600	163	148
Net loss from discontinued operations	6,088	14,642	108,400
Loss (gain) on disposal of discontinued operations	7,042	(165)	—
Non-cash restructuring charges	395	—	—
Bad-debt expense	39	41	—
Amortization of deferred stock compensation	451	1,551	3,448
Impairment of long-lived assets	221	—	—
Reduction of notes receivable	—	664	—
Change in operating assets and liabilities:	—
Accounts receivable	420	(351)	—
Prepaid expenses and other current assets	(502)	(164)	1,915
Accounts payable and accrued expenses	(2,499)	(6)	(2,990)
Other liabilities	37	386	—

Net cash used in continuing operations	(3,462)	(5,680)	(1,905)
Net cash used in discontinued operations	(3,143)	(20,298)	(72,297)

Cash used in operating activities	(6,605)	(25,978)	(74,202)

Cash flows from investing activities:
Decrease (increase) in restricted cash	—	3,750	(3,750)
Proceeds from sale of discontinued operations	415	7,786	—
Closing payment in Learn2.com merger	—	(1,000)	—
Other cash used in Learn2.com merger	—	(4,161)	—
Purchase of property and equipment for continuing operations	(139)	(36)	(1,000)
Purchase of property and equipment for discontinued operations	(22)	(457)	(10,961)
Cash used for business combinations of discontinued operations	—	—	(2,973)
Proceeds from sale of property and equipment from discontinued operations	270	—	—
Decrease in deposits and other assets	—	340	(340)
Decrease/(increase) in deposits and other assets of discontinued operations	—	860	(860)

Net cash provided by (used in) investing activities	524	7,082	(19,884)

Cash flows from financing activities:
Repayments of lease obligations of discontinued operations	—	—	(23)
Repayments of notes payable of discontinued operations	—	—	(96)
Collection of notes receivable of discontinued operations from stockholders	—	—	247
Net proceeds from exercise of stock options and employee stock purchase plan, net of repurchases	7 —	— —	502
Collection of note receivable from former employee	200	—	—
Other	3

Net cash provided by financing activities	210	—	630

Net decrease in cash and cash equivalents	(5,871)	(18,896)	(93,456)
Cash, and cash equivalents beginning of year	6,337	25,233	118,689

Cash, end of year	$466	$6,337	$25,233

Supplemental cash flow information:
Cash paid for interest	$—	$3	$2

Issuance of note payable	$—	$400	$—

Repurchase of common stock in exchange for cancellation of notes receivable	$—	$(608)	$2,629

Issuance of common stock for business combination	$—	$6,401	$5,310

Deferred stock compensation related to business combination	$—	$—	$(1,200)

Reversal of deferred stock compensation related to unvested stock options forfeited by terminated employees	$—	$—	$(3,865)

See notes 3, 4 and 7 for supplemental disclosures on acquisition information and non-cash financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

LTWC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock			Notes Receivable From Employees
			Additional Paid-In Capital		Deferred Stock Compensation	Deferred Distribution Costs	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2000	39,110	$39	$224,835	$(3,540)	$(15,327)	$(2,850)	$(75,827)	$127,330
Exercise of stock options	76	—	45	—	—	—		45
Issuance of common stock under employee stock purchase plan	152	—	457	—	—	—		457
Issuance of common stock in connection with acquisition	1,164	1	5,309	—	(1,200)	—		4,110
Amortization of deferred stock compensation	—	—	—	—	8,040	—		8,040 —
Amortization of deferred distribution costs	—	—	—	—	—	2,850		2,850
Reversal of deferred stock compensation for terminated employees	—	—	(3,865)	—	3,865	—		—
Compensation related to share repurchase	—	—	724	—	—	—		724
Shares repurchased	(2,488)	(2)	(2,627)	2,629	—	—		—
Payments on notes receivable	—	—	—	247	—	—		247
Net loss and comprehensive loss	—	—	—	—			(112,826)	(112,826)

Balance at December 31, 2000	38,014	38	224,878	(664)	(4,622)	—	(188,653)	30,977
Issuance of common stock in connection with acquisition	37,661	38	6,363	—	—	—	—	6,401 —
Amortization of deferred stock compensation	—	—	—	—	2,293	—	—	2,293 —
Reversal of deferred stock compensation for terminated employees	—	—	(1,878)	—	1,878	—	—	— —
Compensation related to share repurchase	—	—	42	68	—	—	—	110
Compensation related to loan foregiveness	—	—	2	56	—	—	—	58
Shares repurchased	(97)	—	(71)	540	—	—	—	469
Other			(3)					(3)
Net loss and comprehensive loss	—	—	—	—	—	—	(22,441)	(22,441)

Balance at December 31, 2001	75,578	76	229,333	—	(451)	—	(211,094)	17,864
Exercise of stock options	170	—	7	—	—		—	7
Warrants issued to non-employees	—	—	4	—	—		—	4 —
Amortization of deferred stock compensation	—	—	—		451		—	451
Net loss and comprehensive loss	—	—	—	—	—		(15,754)	(15,754)

	75,748	$76	$229,344	$—	$—	$—	$(226,848)	$2,572

LTWC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business, Basis of Presentation and Accounting Policies

Description of Business

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

Fiscal 2002 and 2001

        The Company has incurred significant net losses and negative cash flows from operations since its inception. At December 31, 2002, the Company had an accumulated deficit of approximately $226.8 million. Subsequent to the Company's merger with Learn2.com, the Company has taken the following actions to reduce its cash consumption. On November 8, 2001, the Company undertook a corporate restructuring to outsource the packaging and shipping of its retail products to an outside fulfillment house and eliminate redundant functions. On March 4, 2002, the Company announced that it would phase out its remaining production and distribution operations in Pryor, Oklahoma and eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. On July 2, 2002, the Company announced that it would close its facility in Golden, Colorado and eliminated approximately twenty positions throughout the organization. On August 9, 2002, the Company and certain subsidiaries sold its respective e-learning assets. In connection with the sale of the e-learning assets, the Company announced that it would focus its efforts on its permission e-mail marketing business.

        As of December 31, 2002, the Company's current liabilities exceeded its current assets by approximately $580,000. Furthermore, the Company has a $440,000 including accrued interest note payable due January 2004. In addition, the operating results for future periods are subject to numerous other uncertainties. The Company's ability to achieve positive cash flow depends upon the market success of its services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond its control. Many of the Company's costs are fixed and are based on anticipated revenue levels. The Company may be unable to adjust its spending quickly enough to offset any unexpected shortfall in cash collections or revenues.

        As of December 31, 2002 the Company had $466,000 in cash and cash equivalents. The Company believes that this cash may not be adequate to meet its operating and requirements for the next twelve months. The audit opinion regarding its 2002 financial statements expressed substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

        The Company believes that if it restructures its existing obligations, exceeds its cash collection targets, recover from its insurance carriers claims it has filed, and favorably and timely resolve the lawsuits with Morrison & Foerster, Rydell, and other litigation matters, the Company will have sufficient resources for its operating requirements at least for the next twelve months. However, if each of the assumptions described in the preceding sentence, are not actualized and the Company is unable to raise additional funds or sell assets, it is not likely that the Company will continue as a going concern.

        Because of the Company's announcement on April 20, 2001 and August 9, 2002, that it was discontinuing the remaining business operations, the statements of operations for the years ended December 31, 2002 and 2001 have been restated to reflect the results of the Company's Internet postage and transportation management solutions and e-learning segment as discontinued operations, in accordance with SFAS No. 144.

Principles Of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

        Certain amounts in the prior periods' consolidated financial statements have been reclassified for comparative purposes to conform to the current periods' presentation.

Critical Accounting Estimates

        The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

        Revenues from permission email marketing services are recognized at the time the broadcast is sent, as the Company has no further significant obligations and collectibility is probable.

Research and Product Development Expenditures

        Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

Advertising Expenses

        The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing in the consolidated statements of operations.

Internal-Use Software

        The Company accounts for internal use software in accordance with AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred.

Fair Value Of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, notes payable and accrued expenses. At December 31, 2002 and 2001, the carrying amounts of these instruments approximated their fair value.

Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109") using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

Stock-Based Compensation

        The Company accounts for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 prescribes the use of the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," which was amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Corporation discloses the pro forma effects on net earnings and earnings per share as if stock-based compensation had been recognized based on the estimated fair value at the date of grant for options awarded. Had the Company's compensation expense for the Company's stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company's pro forma net loss amounts for each year are indicated below (in thousands except per share data):

	Years ended December 31,
	2002	2001	2000
Net loss, as reported	$(15,754)	$(22,441)	$(112,826)
Add:	Stock based compensation cost included in determination of compensation expense	451	2,293	8,764
Deduct:	Total stock-based employee compensation expense determined under the fair value based method for all rewards, net of related tax effects	(295)	(1,010)	(2,902)

Pro forma net loss	$(15,598)	$(21,158)	$(106,964)

Basic and diluted-as reported	$(0.21)	$(0.46)	$(3.04)
Basic and diluted-pro forma	$(0.21)	$(0.40)	$(2.80)

        The weighted average fair value of each option granted in 2002, 2001, and 2000 was $0.05, $3.79, and $7.89, respectively. The fair value of the Company stock-based awards to employees prior to the Company's initial public offering in October 1999 was estimated using the minimum value method for the purposes of determining the stock-based compensation under the fair value method. The weighted average fair value of employee stock purchase plan rights granted in 2000 was. $0.56. These values are based on estimates on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	4.14% to 4.47%	6.40%	6.40%
Expected life in years	10	3.5	3.5
Expected volatility	135% to 151.87%	171%	160%
Expected dividend yield	—	—	—
Expected life in years of employee stock purchase plan rights	N/A	N/A	1.2
Risk-free interest rate purchase plan rights	N/A	N/A	6.0%

Cash And Cash Equivalents

        The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting the Company's cash and cash equivalents are carried at cost, which approximates market.

Fixed Assets

        Fixed assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over their estimated useful lives, or the term of the leases, whichever is shorter.

Intangible Assets

        Intangible assets are comprised of the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible assets of businesses acquired in purchase business combinations, which primarily are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company records impairment losses other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products or services. If impairment is determined, the asset is written down to estimated fair value. As a result of this review, in the fourth quarter of 2002, the Company recorded an impairment charge of approximately $221,000.

        Intangibles are presented net of related accumulated amortization and impairment charges.

Recent Accounting Pronouncements

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financial statements issued in fiscal 2003. Management does not expect the adoption of SFAS 145 to have a material effect on its consolidated financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)" ("EITF 94-3"), required that a liability for an exit cost be recognized at the date of a company's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The Company has not yet determined the impact that the adoption of SFAS 146 will have on the Company's financial position or results of operations.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 11. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for an entity's voluntary change to the fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures and specifies the form, content and location of those disclosures in both annual and interim financial statements regarding the method of accounting used for stock-based employee compensation and its effect on reported results. This Statement is effective for fiscal years ending after December 15, 2002. As the Company continues to account for employee stock-based compensation under APB 25, and the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 in 2002, the adoption of SFAS No. 148 did not impact the Company's financial position or results of operations. Other pronouncements issued by the FASB or other authoritative accounting standard setting groups with future effective dates are either not applicable or are not significant to the financial statements of the Company.

Note 2. Dispositions/Acquisitions

Disposition

        On August 9, 2002, the Company and certain subsidiaries sold their respective e-learning assets. The consideration consists of (i) an initial payment to the Company of $325,000 and (ii) earn-out payments to the Company and its subsidiaries of up to $3.71 million. The earn-out payments are to be made monthly commencing on September 9, 2002, in each case, subject to reduction, until the earlier of sixty (60) months from August 9, 2002 or the date on which the aggregate amount of the earn-out payments paid to the Company and its subsidiaries totals $3.71 million. The Company recorded a $1.2 million receivable representing the present value of the minimum earn-out payments due from the buyer of the assets.

        On March 24, 2003, the Company and certain subsidiaries entered into an agreement with the buyer of the e-learning assets whereby the buyer agreed to pay the Company a one time lump-sum payment of $540,000 to buy-out the remaining earn-out payments and monies owed to the Company for consigned inventory and purchased receivables. As a result, the Company wrote-off the receivable representing the present value of the minimum earn-out payments to $540,000. As a result of this write-down, the net purchase price was approximately $955,000.

        The loss on the sale of the e-learning assets was approximately $7.0 million and is included in the loss on sale from disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        The purchase price of $955,000 was offset by the write-off of the remaining intangible assets of $6.2 million, property, plant and equipment totaling $893,000, accounts receivable of $166,000, and inventory of $306,000. This was also further offset by legal and consulting fees associated with this transaction totaling $266,000. In addition, as a result of the buy-out of the consigned inventory and purchased receivables, the Company wrote-off an additional $134,000.

Acquisitions

        On September 25, 2001, the Company acquired all of the outstanding stock of Learn2.com, and changed its name to Learn2 Corporation. Under the terms of the merger agreement, the Company issued approximately 37.7 million shares of its common stock. Each share of Learn2.com common stock outstanding immediately prior to the completion of the merger automatically converted into the right to receive 0.4747 shares of common stock of the Company, resulting in the stockholders of the Company immediately prior to the consummation of the merger owning approximately 50.1% of the outstanding stock of the combined company. The former stockholders of Learn2.com, including Learn2.com's $10.0 million convertible debenture holder, received approximately 49.9% of the combined company. The total value of the transaction was approximately $19.2 million including approximately $6.6 million of assumed liabilities, transaction costs totaling approximately $5.2 million and a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder. The transaction was accounted for using the purchase method of accounting pursuant to SFAS 141. The results of Learn2.com for the period from September 25, 2001 through December 31, 2002 are included in the consolidated statement of operations for the year ended December 31, 2002.

        The following table sets forth the calculation of the purchase price (in thousands):

Total LTWC Corporation shares outstanding prior to the merger	37,842
Learn2 Corporation common stock per share market value at date the merger was announced.	$0.17

$6,433
Ownership factor from the merger agreement.	99.5%
Value of LTWC Corporation common stock issued in connection with the merger.	6,400
Pre-closing payment	1,000
Liabilities assumed	6,596
Transaction costs	5,159

Total	$19,155

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

	Fair Value Of Assets Acquired	Deficiency		Adjusted Fair Value
Net current assets	$4,346	$		$4,346
Fixed assets	4,188		(922)	3,266
Capitalized software	10,500		(798)	9,702
Other identifiable intangible assets	4,080		(2,411)	1,669
Other non-current assets	221		(49)	172

	$23,335		$(4,180)	$19,155

        The following table sets forth the cash utilized and acquired in the acquisition (in thousands):

Cash acquired	$998
Less: acquisition costs	(5,159)

Net cash utilized in acquisition, net of cash acquired	$(4,161)

        In addition, the Company made a pre-closing payment of $1.0 million to Learn2.com's $10.0 million convertible debenture holder.

        The following unaudited pro forma information has been prepared assuming that the acquisition of Learn2.com had taken place at the beginning of the respective periods presented. The unaudited pro forma information presented in the table below represents the combined loss from continuing operations, discontinued operations, net loss and loss per share. The pro forma financial information is not necessarily indicative of the combined results that may occur in the future (in thousands):

	Twelve Months Ended December 31,
	2001	2000
Net revenues	$4,318	4,179
Net loss from continuing operations	(9,980)	(11,574)
Net loss from discontinued operations	(29,529)	(139,242)
Net (loss) gain on disposal of discontinued operations	165	—
Net loss available to common stockholders	(39,344)	(150,816)
Basic and diluted loss per common share
Continuing operations	$(0.37)	$(0.56)
Discontinued operations	$(0.15)	$(1.42)
Net loss available to common stockholders	$(0.52)	$(1.98)

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

        The Company recorded a net loss from disposal of discontinued operations totaling $7.0 million, which is included in the statement of operations for the year ended December 31, 2002 (see Note 2).

        The net loss from discontinued operation for the year ended December 31, 2002 was $6.1 million. Revenues and net loss generated by the e-learning segments were as follows (in thousands):

Year Ended December 31, 2002
Net revenues	$2,709

Impairment of long-lived assets	(1,716)
Other costs and expenses	(7,081)

(8,797)

Net loss from discontinued operations	$(6,088)

        The $1.7 million impairment of long-lived assets is related to the write-down of fixed assets including $860,000 for property and equipment, $138,000 for software, and $718,000 for the write-down of the building in Pryor, Oklahoma.

        Included in the $7.1 million of other costs and expenses for the year ended December 31, 2002, are costs related to operating the discontinued e-learning segments such as research and development, sales and marketing, and administrative expenses as well as severance related to workforce reductions, partially offset by excess accruals for legacy liabilities related to the e-learning segment.

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

        Revenues and net loss generated by the discontinued operations for both the e-learning and transportation management solutions businesses were as follows:

	Year Ended December 31, 2001			Year Ended December 31, 2000
	e-learning Business	Transportation Management Solutions	Total	e-learning Business	Transportation Management Solutions	Total
Net revenues	$2,679	$317	$2,996	$—	$5,337	$5,337

Impairment of long-lived assets	(1,716)	(5,709)	(7,425)	—	—	—
In-process research and development	—	—	—	—	(1,677)	(1,677)
Restructuring costs	—	—	—	—	(20,291)	(20,291)
Reversal of restructuring reserves	—	839	839	—	—	—
Reversal of excess allowance for doubtful accounts	—	132	132	—	—	—
Other costs and expenses	(4,021)	(7,163)	(11,184)	—	(91,769)	(91,769)

	(5,737)	(11,901)	(17,638)	—	(113,737)	(113,737)

Net loss from discontinued Operations	$(3,058)	$(11,584)	$(14,642)	$—	$(108,400)	$(108,400)

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

        The assets and liabilities of discontinued operations, which are included in the corresponding line item on the balance sheet at December 31, 2002 and 2001 are as follows (in thousands):

	December 31,
	2002	2001
Accounts receivable—Trade	$—	$1,966
Inventories	—	549
Other assets-current	—	151
Fixed assets, net	—	3,110
Capitalized software, net	—	5,750
Intangible assets, net	—	1,002
Other assets non-current	2	97

Total assets	$2	$12,625

	December 31,
	2002	2001
Accounts payable	$886	$1,600
Accrued payroll and other compensation expenses	—	292
Accrued professional fees	—	110
Accrued customer returns	136	352
Other accrued expenses and liabilities	28	362

Total liabilities	$1,050	$2,716

Note 4. Restructuring Costs And Non-Recurring Costs

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

        On February 22, 2001, the Company announced a further reduction in force and the elimination of forty-five employees and contractors from its workforce. In connection with this action, the Company incurred severance expense of $392,000. This expense is included in loss from discontinued operations for the year ended December 31, 2002. All costs were paid as of December 31, 2001.

        On March 4, 2002, the Company announced that it would phase out its production and distribution operations in Pryor, Oklahoma and close certain field sales operations and eliminated approximately sixty positions. Severance and related expenses attributable to the elimination of these positions was approximately $409,000. Asset write-offs as a result of the closing of the facility totaled approximately $843,000 related to property and equipment, $145,000 related to software, and $268,000 related to the write-down of the value of its Pryor, Oklahoma building. All of these costs are included in loss from discontinued operations.

        Also, in March 2002, a subsidiary of the Company, abandoned its office space in White Plains, New York and defaulted on the lease relating to that space. In the first quarter of 2002, as a result of these actions and events, the Company recorded restructuring charges totaling $1.1 million. Approximately $937,000 was related to the Company's remaining lease obligation and approximately $206,000 was related to the write-off of fixed assets. In the third quarter of 2002, the Company and the subsidiary reached a settlement with the landlord on its remaining lease obligation on the office space in White Plains, New York. As a result, the Company reversed approximately $770 of the restructuring accrual recorded in the first quarter of 2002. This net charge of $167 is included as restructuring charges in the consolidated statement of operations for the year ended December 31, 2002.

        The following table sets forth the restructuring activity during 2002 (in thousands):

	Charges in 2002		Cash Paid		Write-offs	Balance December 31, 2002
March restructuring:
Employee termination costs	$409	(1)	$(409)		$—	$—
Contract terminations	937		(167	)(3)	(770)	—
Write-off of fixed assets	1,270	(1)	—		(1,270)	—

	$2,616		$(576)		$(2,040)	—

	Balance December 31, 2001	Cash Paid	Write-offs
November 2000 restructuring	$308	$(200)	(88	)(2)	20

Total					$20

(1)
Amounts are included in loss from discontinued operations in the consolidated statement of operatons for the year ended December 31, 2002.

(2)
Amount reversed is included in the interest expense and other, net in the consolidated statement of operations for the year ended December 31, 2002.

(3)
Amount is included as restructuring charges in the consolidated statement of operations for the year ended December 31, 2002.

        In 2001, the Company incurred non-recurring charges primarily related and consequential to the merger totaling approximately $2.5 million. These costs consisted of $1.4 million for severance and other related payroll charges, $843,000 for Directors' & Officers' tail insurance for acts that occurred prior to the Learn2.com acquisition and $340,000 for other costs related to its November 8, 2001 workforce reduction. There are no accruals as of December 31, 2002 with respect to these non-recurring charges. All costs were paid as of December 31, 2002.

Note 5. Certain Consolidated Balance Sheet Components

        Fixed assets, at cost consisted of the following:

		December 31,
	Depreciable Life (years)
		2002	2001
		(in thousands)
Building and Leasehold improvements	5	$250	$233
Equipment	3-7	402	276
Furniture, fixtures and other	3-7	24	24

		676	533
Less: accumulated depreciation		375	234

		$301	$299

        Depreciation expense related to fixed assets was approximately $141,000, $48,000 and $2.4 million in 2002, 2001 and 2000, respectively.

        Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2002	2001
Prepaid insurance	$282	$212
Due from Learn.com	540	—
Security deposits	120	108
Due from former employee	—	200
Other assets	3	71

Total prepaid expenses and other current assets	$945	$591

        Intangible assets consisted of the following (in thousands):

		December 31,
	Useful life (years)
		2002	2001
Tradenames	—	$125	$125
Customer lists	3	187	187
Capitalized software	8-17	3,774	3,774

		4,086	4,086
Less: accumulated amortization		(795)	(115)

		$3,291	$3,971

        Accumulated amortization of intangible assets consisted of the following (in thousands):

	December 31,
	2002	2001
Tradenames	$112	$—
Customer lists	187	16
Capitalized software	496	99

	795	115

        Amortization expense related to intangible assets was approximately $459,000, $115,000 and $1.1 million in 2002, 2001 and 2000, respectively. In the fourth quarter of 2002, the Company recorded an impairment charge of approximately $221,000. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding fiver years is as follows: 2003: $400,000; 2004: $400,000; 2005: $400,000; 2006: $400,000, and 2007: $400,000.

        Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2002	2001
Accrued payroll and other compensation expenses	$94	$116
Accrued professional fees	446	591
Accrued expenses relating to the merger	190	999
Other accrued expenses and liabilities	126	951

Total liabilities	$856	$2,657

Note 6. Other Liabilities

        In January 2002, a complaint was filed against the Company alleging certain common law claims. In connection with the settlement of the complaint, on January 24, 2002 the Company issued a promissory note in the principal amount of $400,000 accruing interest at the rate of 10% per annum. The promissory note is due and payable upon the earlier of (i) the completion of a Financing (as defined in the promissory note) or (ii) any dissolution, extraordinary dividend, recapitalization or similar transaction involving our company. At December 31, 2002, the principal amount of the promissory note and accrued interest totaled $440,000 and is included in other liabilities in the consolidated balance sheet.

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

1999 Employee Stock Purchase Plan

        In September 1999, the board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan ("ESPP"). A total of 850,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 5,000 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. No shares were purchased in 2002 and 2001. In 2000, 151,627 shares were purchased at a weighted average price of $3.01. At December 31, 2002, 1,048,373 shares remain available for future issuance.

Stock Option Plans

        Pursuant to the Company's, the 1999 Stock Plan and the 1999 Director Option Plan (together, the "Plans"), the board of directors or one of its designated committees are authorized to grant incentive stock options or nonstatutory stock options to employees, officers and directors of the Company. As of December 31, 2002, a total of 10.1 million shares remain available for future grants under the Plans.

        Stock options are limited to ten-year terms, and the exercise price for stock options may not be less than the fair value of the shares on the date of grant for incentive stock options and is subject to the discretion of the committee for nonstatutory stock options. Restricted stock may be granted at no cost to recipients. Compensation expense, if any, equal to the fair value of the restricted stock or stock options granted in excess of the purchase or exercise price, is recognized over the related vesting period using the graded vesting method.

        In May 2000, in connection with the acquisitions of Infinity Logistics Corporation and Automated Logistics Corp., the Company assumed the option plans of these companies and converted all outstanding options to purchase the common stock of these companies to options to purchase the Company's common stock. The assumed options have a maximum term of ten years and generally vested ratably over two to four years on a monthly basis. No further options can be granted under the Infinity and Automated Logistics plans.

        In September 2001, in connection with the merger with Learn2.com, Inc., the Company assumed the option plans of Learn2.com and converted all outstanding options to purchase shares of common stock of Learn2.com into options to purchase 5.1 million shares of the Company's common stock. The options have a maximum term of ten years. Of these, options to purchase 3.4 million shares vested as a result of the merger. Options to purchase 1.2 million shares vest in April 2002 and the remainder vest over the next four years. No further options can be granted under the Learn2.com, Inc. plans.

        On December 4, 2001, the Company's board of directors approved a stock option exchange program. Under the terms of the exchange program, the Company offered to exchange all outstanding unexercised options with an exercise price greater than $0.12 per share (the closing price of the Company's common stock on December 20, 2001, the date the Offer to Exchange commenced) to purchase shares of the Company's common stock held by eligible employees, officers and directors for new options the Company granted under the 1999 Stock Plan. Employees, officers and directors were "eligible" to participate in the offer if they (i) were employees, officers and/or directors of the Company or its subsidiaries on September 25, 2001, and (ii) were employees, officers and/or directors of the Company or its subsidiaries on both (A) the date the offer commenced and (B) the date Company granted new options under the Plan, which was August 1, 2002.

        The number of shares subject to the new options that were granted to each eligible employee, officer and director was equal to the number of shares subject to the options tendered by the eligible employee, officer and director and accepted for exchange. Subject to the terms and conditions of this offer, the grant date for the new options was on August 1, 2002. The offer expired on January 28, 2002. The Company accepted for cancellation options to purchase 4,391,140 shares of the Company's common stock. The Company issued new options to purchase up to a total of 2,681,255 shares of the Company's common stock in exchange for the options surrendered in the offer on August 1, 2002 and priced at its closing market price as reported in the Nasdaq National Market (or any other securities quotation system or any stock exchange on which are shares are then quoted or listed) of $0.04 per share.

        A summary of activity under the Company's Plans is as follows:

	Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Options outstanding at December 31, 1999	1,304	2,260	$7.37
Authorized	1,120
Granted	(4,061)	4,061	4.30
Assumption of option plans in acquisitions	—	245	0.82
Exercised	—	(76)	0.64
Repurchases of restricted stock	2,180	—	—
Canceled	3,280	(3,280)	6.97
Expired	—	(1)	0.82

Options outstanding at December 31, 2000	3,823	3,209	3.67
Authorized	8,000	—	—
Granted	(1,248)	1,248	0.13
Assumption of option plans in acquisition	—	5,100	3.28
Exercised	—	—	—
Repurchases of restricted stock	5	(5)	0.57
Canceled	2,135	(2,135)	4.52
Other		(27)	2.86
Expired	—	—	—

Options outstanding at December 31, 2001	12,715	7,390	2.56
Authorized	1,000
Granted	(5,434)	5,434	0.06
Exercised	—	(171)	0.04
Canceled	1,845	(6,946)	2.52

Options outstanding at December 31, 2002	10,126	5,707	$0.20

Excercisable at December 31, 2002		2,814	$0.27

        The following table summarizes information about stock options at December 31, 2002:

	Options Outstanding
				Options Exercisable
	Options Outstanding at December 31, 2002
Range of Exercise Prices		Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Outstanding at December 31, 2002	Weighted Average Ex. Price
	(In thousands)	(In years)		(In thousands)
$0.04	2,042	9.58	$0.04	1,840	$0.04
$0.07	2,503	9.92	0.07	90	0.07
$0.08	250	9.92	0.08	—	—
$0.12	800	8.83	0.12	800	0.12
$6.88	112	6.67	6.88	84	6.88

	5,707			2,814

Deferred Stock Compensation

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

        During 2002, the Company recorded deferred stock compensation expense totaling approximately $451,000.

        In 2000, the Company recorded deferred stock compensation of $1.2 million related to the acquisitions of Infinity Logistics Corporation and Automated Logistics Corp. Approximately $0.9 million of this amount related to an agreement with a stockholder of Infinity Logistics Corporation and Automated Logistics Corp. to remain an employee of the Company for a two-year period. The remainder related to stock options that were assumed by the Company. The amounts related to stock options were being amortized by charges to operations over the vesting periods of the individual stock options using the graded vesting method. The amount related to the agreement with the stockholder of Infinity Logistics Corporation and Automated Logistics Corp. was being amortized on a straight-line basis over the two-year vesting period. In 2001, in connection with the Company's decision to discontinue its digital shipper business, the unamortized deferred stock compensation relating to Infinity Logistics and Automated Logistics Corp. acquisitions was written-off and is included in the net loss from discontinued operations.

        The amounts amortized were approximately $2.3 million and $8.0 million in 2001and 2000, respectively and are included in net loss from discontinued operations.

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

        As of December 31, 2001, the Company had 96,086 shares that were subject to repurchase. All of the shares subject to repurchase at December 31, 2001 are the result of the exercise of unvested stock options by employees in exchange for notes and cash. These shares vest over the four-year vesting period of the underlying exercised stock options. At December 31, 2002, the Company had zero shares that were subject to repurchase.

        In September 2000, the Company repurchased unvested shares as part of the severance arrangement from two terminated employees at a price exceeding the fair value of the stock at the date of repurchase. The Company recorded expense of $0.6 million in connection with the repurchase, which is included in loss from discontinued operations.

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

        In September 2001, the Company forgave the promissory notes issued by three of the officers in their entirety together with a tax gross up on the forgiveness. The principal amount currently outstanding under the remaining promissory note issued to an officer is approximately $469,688 and under the terms of the officer's retention agreement, the loan will be forgiven in the event that the officer's employment is terminated without cause or as result of constructive termination within the two year period following the completion of the merger. In 2002, the Board of Directors approved a proposal to reduce the original exercise price to $0.075 per share, which represented the last reported sale price of our common stock on the Nasdaq SmallCap Market on that date. As a result, the outstanding principal balance of the note was reduced to approximately $49,000. Subsequently, the officer surrendered his right, title and interest in the shares held as collateral in exchange for the note.

Shares Reserved

        As of December 31, 2002, the common shares reserved for future issuance were as follows (in thousands):

Stock options	15,833
Employee stock purchase plans	1,048

Total shares reserved	16,881

Warrants

        In connection with the acquisition of Learn2.com, the Company assumed warrants to exercise approximately 1,299,000 shares of its common stock with exercise prices ranging from $1.98 to $15.61 per share. The warrants expire at various dates through June of 2005.

        In October 2002, the Company agreed to a mutual release with a former employee, under which the Company was relieved from its severance obligations in exchange for a one-time payment of $25,000 and the issuance of a warrant to purchase 40,000 shares of the Company's common stock at $0.07 per share, which represented the last reported sale price of our common stock on the Nasdaq SmallCap Market on that date. The warrants were valued using the Black Scholes option-pricing model. The warrant vested immediately and will expire five years from the date of issuance. The expense related to this warrant was $1,506 and is included in loss from discontinued operations included in the accompanying statement of operations for the year ended December 31, 2002.

        In December 2002, the Company agreed to a mutual release with a former employee, under which the Company was relieved from its obligations in exchange for the issuance of a warrant to purchase 40,000 shares of the Company's common stock at $0.06 per share, which represented the last reported sale price of our common stock on the Nasdaq SmallCap Market on that date. The warrants were valued using the Black Scholes option-pricing model. The warrant vested immediately and will expire five years from the date of issuance. The expense related to this warrant was $2,312 and is included in loss from discontinued operations included in the accompanying statement of operations for the year ended December 31, 2002.

Note 8. Major Customers And Concentration Of Credit Risk

        SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off balance sheet and credit risk concentration. The Company has no significant off-balance-sheet concentration of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk are accounts receivable. The Company places its temporary cash and cash equivalents in financial institutions. Two customers accounted for 43.2% and 29.4% of revenues, respectively for 2002. These two customers also represented 46.3% and 35.1% of accounts receivable at December 31, 2002. Subsequent to December 31, 2002, the Company has collected 91.7% of the amounts due from both of these customers. One customer accounted for of the Company's 2001 23.9% revenue and 21.1% of its accounts receivable balance at December 31, 2001. All amounts due from the customer as of December 31, 2001 were collected subsequent to year-end. No customer represented greater than 10% of the Company's total net revenues in 2000. Credit is extended based on an evaluation of a customer's financial condition. The Company generally does not require collateral. The Company performs on-going credit evaluations of its customers and maintains an allowance for doubtful accounts.

Note 9. Employee Benefit Plans

        The Company sponsors 401(k) plans for its employees allowing employees that qualify for participation under the plans to contribute up to 15% of their salary, before taxes, subject to a maximum contribution limit determined by the Internal Revenue Service. The Company matches 50% of participant contributions up to a maximum of 6% of a participant's salary. For the years ended December 31, 2002, 2001 and 2000, the Company made contributions to the plans of approximately $83,000, $38,000 and $218,000 respectively. Learn2 does not provide any post-retirement benefits other than the 401(k) plans.

Note 10. Income Taxes

        Due to operating losses, no income tax provision has been recorded for 2002 and 2001 and 2000.

        Significant components of the Company's deferred tax assets and liabilities for federal and state tax purposes are as follows (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$72,000	$69,000
Research and development credit carryforwards	2,100	2,100
Other	(1,200)	(3,300)

Total deferred tax assets	72,900	67,800
Valuation allowance	(72,900)	(67,800)

Net deferred tax assets	$—	$—

        FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

        As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $197.2 million. The net operating loss carryfowards will expire at various dates beginning 2012 through 2022, if not utilized. The Company also had federal research and development tax credit carryforwards of approximately $1.9 million. The federal credit carryforwards will expire at various dates beginning in 2011 through 2020, if not utilized.

        Utilization of some of the net operating loss carryforwards may be subject to a substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Note 11. Commitments And Contingencies

(A) Leases—

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

        The Company leases a 7,788 square foot office in Belmont, California where substantially all of our employees work. The lease expires April 30, 2004 with a five-year renewal term. The Company also leased 1,800 square feet office space in Stamford, Connecticut. The lease expires March 31, 2003. The total rent expense for both offices totaled approximately $117,000 in 2002. Rent expense for 2001 and 2000 was $507,000 and $427,000, respectively. The Company's payment under the terms of its leases is $100,000 in 2003 and $33,333 in 2004.

        In addition to the lease in Belmont, California referred to above, in connection with the merger with Learn2.com, the Company assumed lease obligations for facilities in White Plains, New York and Golden, Colorado. In 2002, in settlement of these two obligations, the Company agreed to pay the lessors of these two facilities a total of $55,682 plus our security deposits of $174,562, related to those leases. The total payments of $190,667 for the White Plains, New York lease is included in the restructuring charge in the accompanying consolidated statement of operations. The total of $39,577 for the Golden, Colorado lease is included in the loss from discontinued operations in the accompanying consolidated statement of operations.

        Also in connection with the merger with Learn2.com, the Company acquired a land and building in Pryor, Oklahoma. The land and building were sold in 2002 for $270,000. In 2002, the Company wrote-off down the building to its fair value of $270,000. The write-down of $718,000 is included in the loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        As of December 31, 2002, the Company's principal commitments consist of obligations to pay amounts related to the settlement of various lawsuits totaling $240,000 with $170,000 due in 2003 and $70,000 due in 2004. One of these settlement agreements requires the Company to pay $10,000, monthly through July of 2004. If the Company fails to make these monthly payments on a timely basis, the Company would be liable for the full amount of the judgment totaling $399,754 plus interest at a rate of 10% per annum from September 12, 2001 to the date of the payoff plus attorney fees in the amount of $15,000. As of December 31, 2002, the Company has only accrued the remaining payments under the settlement agreement.

        Additionally, the Company's lease and other contractual obligations totaled $335,000, and future minimum lease payments required under operating leases and other contractual requirements with initial or remaining noncancellable terms in excess of one year as of December 31, 2002, were $314,000 in 2003, $17,000 in 2004, $4,000 in 2005. There are no commitments beyond 2005. The Company's unconditional purchase obligations, as defined by SFAS No. 47, "Disclosure of Long-Term Obligations," were immaterial.

(B) Litigation

        On March 16, 2001, Mr. Joseph Pavel filed a purported consumer class action suit against the Company in the Supreme Court of the State of New York, County of Kings. The suit alleges that the Company breached its contract with the plaintiff and other customers. The plaintiff seeks unspecified damages and disgorgement of monies received in connection with the sale of Internet postage products. By agreement of the parties, the plaintiff dismissed the New York action and refiled in Santa Clara County, California on or about May 24, 2001. The Company filed the answer to the complaint on June 18, 2001. On February 20, 2002, the Court granted Plaintiff's motion for class certification. The Company reached a settlement with the Plaintiff and has received final court approval of the settlement. The approval of this settlement did not have a material impact on the Company's financial position or results of operations.

        The Company settled its lawsuit with Sales and Marketing Technologies, Inc. The final settlement did not have a material impact on the Company's financial position.

        In October 2002, the Company settled a previously disclosed suit by a former employee of a wholly-owned subsidiary alleging breach of contract and conversion in connection with a severance agreement between the plaintiff and the Company. The amount of the settlement has been accrued for and is included in accrued liabilities in the accompanying condensed consolidated balance sheet at December 31, 2002 and other expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        On February 6, 2002, Morrison & Foerster, a law firm, filed suit against a consolidated subsidiary of the Company, in the Superior Court of California, San Francisco County, California. The plaintiff alleges a violation of California Business & Professional Code, Section 17538.45 and 17200 et. seq., in connection with permission e-mail marketing services. The suit was later modified to include the Company as a defendant. The plaintiff seeks statutory damages, to enjoin the Company and the subsidiary from further violations of the specified statutes, costs and fees. The Company and the subsidiary are vigorously defending this action. These legal proceedings have resulted and can be expected to continue to result in expenses and the diversion of management time and other resources.

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

        In July 2002, the Company was sued by MicroAge, Inc., relating to a claim that Micro Age's payment to the Company of $163,800 in January 2000 is recoverable to MicroAge as a preference in MicroAge's bankruptcy in United States Bankruptcy Court, District of Arizona. The payment was for products and services delivered by the Company to MicroAge. In February 2003, the Company was

notified that a default judgment had been entered on behalf of the plaintiff in the amount of $163,800. The Company negotiated a settlement with MicroAge in the amount of $25,000. Under the terms of the settlement, the Company is required make two payments of $15,000 due on March 17, 2003 and $10,000 due on May 3, 2003. If the Company does not make the payments in accordance with the settlement agreement, the Company would be liable for the full judgment of $163,800 plus accrued interest. On March 17, 2003, the Company made the first schedule payment. This amount of $25,000 is included as other expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        The Company entered has entered into various settlement agreements during 2002. One of these settlement agreements requires the Company to pay $10,000, monthly through July of 2004. If the Company fails to make these monthly payments on a timely basis, the Company would be liable for the full amount of the judgment totaling $399, 754 plus interest at a rate of 10% per annum from September 12, 2001 to the date of the payoff plus attorney fees in the amount of $15,000. As of December 31, 2002, the Company has only accrued the remaining payments under the settlement agreement. This amount totaled $190,000.

        In addition, the Company is involved in certain other legal proceedings and claims in the ordinary course of business. We are vigorously contesting all matters referred to above and management believes that their ultimate resolution may have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

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

        The following table presents the calculation of basic and diluted loss per share (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Loss from continuing operations	$(2,624)	$(7,964)	$(4,426)
Loss from discontinued operations	(13,130)	(14,477)	(108,400)

Net loss attributable to common stockholders	$(15,754)	$(22,441)	$(112,826)

Weighted-average shares of common stock outstanding	75,765	48,525	39,251
Less: weighted-average shares subject to repurchase	(48)	(156)	(2,107)

Shares used in computing loss per share, basic and diluted	75,717	48,369	37,144

Loss per share, basic and diluted:
Continuing operations	$(0.04)	$(0.16)	$(0.12)
Discontinued operations	$(0.17)	$(0.30)	$(2.92)
Net loss attributable to common stockholders	$(0.21)	$(0.46)	$(3.04)

        The total number of shares excluded from the calculations of diluted net loss per share were 4,113,000, 13,410,000 and 3,683,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

Note 13. Subsequent Events

        On March 28, 2003, the Company and certain subsidiaries entered into an agreement with the buyer of the e-learning assets whereby the buyer agreed to pay the Company $540,000 to buy-out the remaining earn-out payments and monies owed to the Company for consigned inventory and purchased receivables. As a result, the Company wrote-off the receivable representing the present value of the minimum earn-out payments to $540,000. On March 31, 2003, the Company received the first payment of $100,000 and received the remaining payment of $440,000 on April 7, 2003.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

        To the Shareholders and Directors of LTWC Corporation

        The audits referred to in our report dated March 28, 2003 relating to the consolidated financial statements of LTWC Corporation as of and for the years ended December 31, 2002 and 2001, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

        In our opinion such financial statement schedule present fairly, in all material respects, the information set forth therein.

Valhalla, New York March 28, 2003	BDO Seidman, LLP

Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2001, and 2000
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for Doubtful Accounts
2002	$50	$51	$55	$46
2001	$66	$41	$57	$50
2000	$—	$—	$—	$—

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

        I, Paul A. Goldman, certify that:

        1.    I have reviewed this annual report on Form 10-K of LTWC Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: April 15, 2003

/s/ PAUL A. GOLDMAN Name: Paul A. Goldman Title: President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

        I, Michael Arons, certify that:

        1.    I have reviewed this annual report on Form 10-K of December 31, 2002;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: April 15, 2003

/s/ MICHAEL M. ARONS Name: Michael M. Arons Title: Acting Chief Financial Officer

EXHIBIT	DESCRIPTION
3.1 (1)	Amended and Restated Certificate of Incorporation of E-Stamp Corporation.
3.2 (1)	Amended and Restated Bylaws of E-Stamp Corporation.
10.1 (2)	Indemnification Agreement between E-Stamp Corporation and each of its directors and officers.
10.2 (2)	1999 Stock Plan of E-Stamp Corporation and form of agreements thereunder.
10.3 (2)	1999 Employee Stock Purchase Plan of E-Stamp Corporation and form of agreements thereunder.
10.4 (2)	1999 Director Option Plan of E-Stamp Corporation and form of agreements thereunder.
10.5 (2)	1996 Stock Option and Restricted Stock Plan of E-Stamp Corporation.
10.6 (2)	1996 Non-Employee Director Stock Option Plan of E-Stamp Corporation.
10.7 (3)	Letter, dated October 23, 2000, from E-Stamp Corporation to Robert H. Ewald.
10.8 (4)	Change of Control Severance Agreement, effective as of November 17, 2000, between E-Stamp Corporation and Robert H. Ewald.
10.9 (5)	Retention Agreement, dated as of September 25, 2001, between Learn2 Corporation and Robert H. Ewald
10.10 (5)	Employment Agreement, dated as of February 16, 1999, between Learn2.com, Inc. and Marc E. Landy.
10.11 (5)	Amendment to Employment Agreement, dated as of February 16, 2001, between Learn2.com, Inc. and Marc E. Landy.
10.12 (6)	Second Amendment to Employment Agreement, dated as of February 16, 2002, between Learn2 Corporation (successor to Learn2.com, Inc.) and Marc E. Landy.
10.13 (5)	Amendment to Employment Agreement dated May 31, 2001, between Learn2.com, Inc. and Kevin C. Riley.
10.14 (7)	Form of Lock-Up Agreement, dated as of September 25, 2001, between Learn2.com, Inc. and Marc E. Landy, Donald Schupak and Stephen P. Gott.
10.15 (7)	Form of Lock-Up Agreement, dated as of September 25, 2001, between E-Stamp Corporation and Robert H. Ewald, Marcelo A. Gumucio, John V. Balen, Rebecca Saeger and Robert J. Cresci.
10.16 (6)	Form of Promissory Note, dated January 24, 2002, issued by Learn2 Corporation in the principal amount of $400,000.
10.17 (8)	Registration Rights Agreement, dated as of April 25, 2001, between Learn2 Corporation, Learn2.com, Inc. and RGC International Investors, LDC.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of BDO Seidman, LLP, Independent Public Accountants
99.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.4	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(4)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-27417) filed by E-Stamp Corporation with the Securities and Exchange Commission on March 29, 2001.

(5)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (SEC File No. 0-27417) filed by E-Stamp Corporation with the Securities and Exchange Commission on November 14, 2001.

(6)
Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (SEC File No. 0-27417) filed by Learn2 Corporation with the Securities and Exchange on April 1, 2002.

(7)
Incorporated by reference from the Registration Statement on Form S-4/A-1 (Registration No. 333-60520) filed by E-Stamp Corporation with the Securities and Exchange Commission on June 29, 2001.

(8)
Incorporated by reference from the Registration Statement on Form S-3 (Registration No. 333-75232) filed by Learn2 Corporation with the Securities and Exchange Commission on December 14, 2001.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITIES AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART III
Equity Compensation Plan Information
PART IV
REPORT OF BDO SEIDMAN, LLP
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
LTWC CORPORATION CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, (In thousands, except par value amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, (in thousands, except share and per share data)
LEARN2 CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, (In thousands)
LTWC CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
LTWC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER