Form 10QSB
period 2003-03-31
LTWC CORP
filed 2003-05-15
CIK 1092917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   (MARK ONE)

            /X/ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR
              / / TRANSITION REPORT UNDERSECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________TO_______________

                        COMMISSION FILE NUMBER 000-27417

                                LTWC CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

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

AS OF MAY 10, 2003, APPROXIMATELY 75,747,984 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES / / NO /X/

                                LTWC CORPORATION
                                   FORM 10-QSB
                  For the Quarterly Period Ended March 31, 2003
                                      INDEX

                                                                                        Page
                                                                                        -----
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and
December 31, 2002                                                                         3
Condensed Consolidated Statements of Operations for the three months
ended March 31, 2003 and 2002 (Unaudited)                                                 4
Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2003 and 2002 (Unaudited)                                                       5
Notes to Condensed Consolidated Financial Statements (Unaudited)                          6
Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                            10
Item 3. Controls and Procedures                                                          19

PART II--OTHER INFORMATION

Item 1. Legal Proceedings                                                                19
Item 6. Exhibits and Reports on Form 8-K                                                 20
Signatures                                                                               21
Certifications                                                                           22

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                LTWC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           March 31,    December 31,
                                                                                             2003           2002
                                                                                          -----------   ------------
                                       ASSETS                                             (unaudited)
Current assets:
     Cash and cash equivalents                                                            $       521   $        466
     Accounts receivable, net                                                                     290            371
     Prepaid expenses and other current assets                                                    727            945
     Current assets of discontinued operations                                                      2              2
                                                                                          -----------   ------------
        Total current assets                                                                    1,540          1,784
Fixed assets - net                                                                                284            301
Capitalized software - net                                                                      3,179          3,278
Intangible assets - net                                                                            13             13
                                                                                          -----------   ------------
        Total  assets                                                                     $     5,016   $      5,376
                                                                                          ===========   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                             528            438
     Accrued expenses and other current liabilities                                               760            876
     Note payable                                                                                 451              -
     Current liabilities of discontinued operations                                               837          1,050
                                                                                          -----------   ------------
          Total current liabilities                                                             2,576          2,364
Other liabilities                                                                                   -            440
                                                                                          -----------   ------------
         Total liabilities                                                                      2,576          2,804
                                                                                          -----------   ------------
Commitments and contingencies
Stockholder's equity:
    Common stock                                                                                   76             76
    Additional paid in capital                                                                229,344        229,344
    Accumulated deficit                                                                      (226,980)      (226,848)
                                                                                          -----------   ------------
          Total stockholder's equity                                                            2,440          2,572
                                                                                          -----------   ------------
          Total  liabilities and stockholders' equity                                     $     5,016   $      5,376
                                                                                          ===========   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LTWC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                               Three Months Ended
                                                                       March 31 2003,     March 31, 2002
                                                                       --------------     --------------
Net revenues                                                           $          769     $          675
Cost of revenues                                                                  216                136
                                                                       --------------     --------------
Gross margin                                                                      553                539
Operating expenses:
  Research and product development                                                104                165
  Sales and marketing                                                             146                325
  General and administrative                                                      441                856
  Depreciation and amortization                                                   138                142
  Restructuring charges                                                             -              1,143
                                                                       --------------     --------------
Total operating expenses                                                          829              2,631
                                                                       --------------     --------------
Operating loss                                                                   (276)            (2,092)
Interest income, and other income, net                                             78                195
                                                                       --------------     --------------
Net loss from continuing operations                                              (198)            (1,897)
                                                                       --------------     --------------
Discontinued operations:
Net income (loss) from discontinued operations                                     66             (3,839)
                                                                       --------------     --------------
Net loss available to common stockholders                              $         (132)    $       (5,736)
                                                                       ==============     ==============

Basic and diluted loss per common share:
  Continuing operations                                                $        (0.00)    $        (0.03)
                                                                       ==============     ==============
  Discontinued operations                                              $         0.00     $        (0.05)
                                                                       ==============     ==============
  Net loss available to common stockholders                            $        (0.00)    $        (0.08)
                                                                       ==============     ==============
Weighted average basic and diluted shares outstanding                          75,748             75,493
                                                                       ==============     ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LTWC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             Three Months Ended
                                                                                        March 31, 2003  March 31, 2002
                                                                                        --------------  --------------
Cash flows from operating activities:
     Net loss                                                                             $      (132)  $     (5,736)
     Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                            138            142
         Restructuring charges accrued                                                              -          1,143
         Net (income) loss from discontinued operations                                           (66)         3,839
         Bad-debt expense                                                                          17              7
         Amortization of deferred stock compensation                                                -            177
         Change in operating assets and liabilities                                               167         (1,358)
                                                                                          -----------   ------------

            Net cash provided by (used in) continuing operations                                  124         (1,786)
            Net cash used in discontinued operations                                             (147)        (1,351)
                                                                                          -----------   ------------

         Cash used in operating activities                                                        (23)        (3,137)

Cash flows from investing activities:
     Proceeds from sale of discontinued operations                                                100              -
     Purchase of property and equipment                                                           (22)           (28)
     Purchase of property and equipment for discontinued operations                                 -            (38)
                                                                                          -----------   ------------
         Net cash provided by(used in) investing activities                                       78            (66)

Cash flows from financing activities:
     Collection of note receivable from former employee                                             -            200
                                                                                          -----------   ------------
         Net cash provided by financing activities                                                  -            200
                                                                                          -----------   ------------
         Net increase (decrease) in cash and cash equivalents                                      55         (3,003)

Cash, beginning of period                                                                         466          6,337
                                                                                          -----------   ------------

Cash, end of period                                                                       $       521   $      3,334
                                                                                          ===========   ============

Supplemental cash flow information:
     Cash paid for interest                                                               $         -   $          3
                                                                                          ===========   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LTWC CORPORORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Basis of Presentation

     The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2003 and 2002 included herein are unaudited, but include all adjustments that the management of the Company believes are necessary for a fair presentation of the financial position as of the reported dates and the results of operations for the respective periods presented. Interim financial statements are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002. The Company has incurred significant net losses and negative cash flows from operations since its inception. At March 31, 2003, the Company had an accumulated deficit of approximately $227.0 million.

     As of March 31, 2003 the Company had $521,000 in cash and cash equivalents. The Company believes that this cash may not be adequate to meet its operating and requirements for the next twelve months. As of March 31, 2003, the Company's current liabilities exceeded its current assets by approximately $1.0 million. Furthermore, the Company has a $451,000 note payable including accrued interest due January 2004. In addition, the operating results for future periods are subject to numerous other uncertainties. The Company's ability to achieve positive cash flow depends upon the market success of its services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond its control. Many of the Company's costs are fixed and are based on anticipated revenue levels. The Company may be unable to adjust its spending quickly enough to offset any unexpected shortfall in cash collections or revenues.

     The audit opinion regarding its 2002 financial statements expressed substantial doubt as to the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The financial statements did not include any adjustments that might result from the outcome of this uncertainty. The Company believes that if it restructures its existing obligations, exceeds its cash collection targets, recovers from its insurance carriers claims it has filed, and favorably and timely resolve the lawsuits with Morrison & Foerster, Rydell, and other litigation matters, the Company will have sufficient resources for its operating requirements at least for the next twelve months. However, if each of the assumptions described in the preceding sentence are not actualized, and the Company is unable to raise additional funds or sell assets, it is not likely that the Company will continue as a going concern.

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

     The value of intangibles and capitalized software is determined either by management or by an independent third-party expert, based upon estimates, information and projections prepared by management. Under SFAS 142, management is required to evaluate impairments to the carrying value of capitalized software and intangibles. Management expects to perform this evaluation in the fourth quarter of 2003.

Stock-Based Compensation

     The Company accounts for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 prescribes the use of the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," which was amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Corporation discloses the pro forma effects on net earnings and earnings per share as if stock-based compensation had been recognized based on the estimated fair value at the date of grant for options awarded. Had the Company's compensation expense for the Company's stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company's pro forma net loss amounts for each year are indicated below (in thousand except per share data):

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                             2003          2002
                                                                                          -----------   ------------
Net loss, as reported                                                                     $      (132)  $     (5,736)
Add: Stock-based compensation, as reported                                                          -            177
Deduct: Total stock-based compensation determined under fair value
   based method for all awards                                                                    (77)             -
                                                                                          -----------   ------------

Adjusted net loss, fair value method for all stock-based awards                           $      (209)  $     (5,559)
                                                                                          ===========   ============
Basic and diluted loss per share-as reported                                              $     (0.00)  $      (0.08)
Basic and diluted loss per share-SFAS No. 123 adjusted                                    $     (0.00)  $      (0.08)

     The fair value of each award granted as estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                 Three Months
                                    Ended
                                  March 31,
                                     2003
                                --------------

Average risk-free interest rates    3.93%
Average expected life (in years)      10
Volatility                        159.87%

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

                                                                  THREE MONTHS ENDED
                                                               ---------   -------------
                                                                 2003          2002
                                                               ---------   -------------
Loss from continuing operations                                $    (198)  $      (1,897)
Gain (loss) from discontinued operations                              66          (3,839)
                                                               ---------   -------------
Net loss attributable to common stockholders                   $    (132)  $      (5,736)
                                                               =========   =============

Weighted-average shares of common stock outstanding               75,748          75,577
Less: weighted-average shares subject to repurchase                    -             (84)
                                                               ---------   -------------
Shares used in computing loss per share, basic and diluted        75,748          75,493
                                                               =========   =============

Loss per share, basic and diluted:
      Continuing operations                                    $   (0.00)  $       (0.03)
      Discontinued operations                                  $    0.00   $       (0.05)
Net loss attributable to common stockholders                   $   (0.00)  $       (0.08)

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform to current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. Statement No. 148 amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also requires prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted this statement for the year ended December 31, 2002 and will continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to apply Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its plans. The adoption of Statement No. 148 had no impact on the Company's results of operations, financial position or cash flows.

     Other pronouncements issued by the FASB or other authoritative accounting standard setting groups with future effective dates are either not applicable or are not significant to the financial statements of the Company.

NOTE 2. DISPOSITIONS

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

     On March 24, 2003, the Company and certain subsidiaries entered into an agreement with the buyer of the e-learning assets whereby the buyer agreed to pay the Company a one time lump-sum payment of $540,000 to buy-out the remaining earn-out payments and monies owed to the Company for consigned inventory and purchased receivables. As of March 31, 2003, the Company had received the initial payment of $100,000. The remaining balance of $440,000 is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2003. In April 2003, the Company received the remaining payment of $440,000.

NOTE 3. DISCONTINUED OPERATIONS

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

     Revenues and net loss generated by the e-learning segments were as follow (in thousands):

                                                             THREE MONTHS    THREE MONTHS
                                                             ENDED MARCH 31, ENDED MARCH 31,
                                                             --------------- ---------------
                                                                 2003             2002
                                                             --------------  ---------------
Net revenues                                                 $            -  $         1,355
                                                             --------------  ---------------

Impairment of long-lived assets                                                        1,050
Other costs and expenses                                                (66)           4,144
                                                             --------------  ---------------
                                                                        (66)           5,194
                                                             --------------  ---------------

Net gain  (loss)  from  discontinued operations              $           66  $        (3,839)
                                                             ==============  ===============

     The $1.1 million impairment of long-lived assets for the three months ended March 31, 2002 is related to the write-down of fixed assets including $637,000 for property and equipment, $145,000 for software, and $268,000 for the write-down of the building in Pryor, Oklahoma to its then current market value.

     Included in the $4.1 million of other costs and expenses for the three ended March 31, 2002 are costs related to operating the discontinued e-learning segments such as research and development, sales and marketing, and administrative expenses as well as severance related to workforce reductions.

     The results of discontinued operations do not include any interest income, interest expense or allocation of general corporate expenses. General corporate expenses consist of general and administrative overhead expenses, including expenses associated with the general responsibilities of a public company, and exclude those costs associated with the Company's e-learning business.

NOTE 4. RESTRUCTURING COSTS

     In July 2000, the Company restructured its organization to focus on the development, marketing and sales of its transportation management solutions and reduced its emphasis on its Internet postage business. In November 2000, the Company restructured the organization to phase out its Internet postage business. As of March 31, 2003, the remaining and unpaid obligations from these two restructurings totaled $20,000.

     Also, in March 2002, a subsidiary of the Company abandoned its office space in White Plains, New York and defaulted on the lease relating to that space. In the first quarter of 2002, as a result of these actions and events, the Company recorded restructuring charges totaling $1.1 million. Approximately $937,000 was related to the Company's remaining lease obligation and approximately $206,000 was related to the write-off of fixed assets. In the third quarter of 2002, the Company and the subsidiary reached a settlement with the landlord on its remaining lease obligation on the office space in White Plains, New York. As a result, the Company reversed approximately $770,000 of the restructuring accrual recorded in the first quarter of 2002.

NOTE 5. LITIGATION

     On February 6, 2002, Morrison & Foerster, a law firm, filed suit against a consolidated subsidiary of ours, in the Superior Court, San Francisco County, California. The plaintiff alleged a violation of California Business & Professional Code, Section 17538.45 and 17200 et. seq., in connection with permission e-mail marketing services. The suit was later modified to include us as a defendant. The plaintiff sought statutory damages and an injunction enjoining the Company and the subsidiary from violations of the specified statutes, costs and fees. The parties to the suit have reached a settlement of the entire action which settlement is set forth in a written confidential settlement agreement between the parties. This conclusion of the lawsuit will forestall any further expenses or fees and the diversion of management time and resources that would have resulted from continued litigation. As of March 31, 2003, the Company has accrued its obligation related to the settlement. This amount is included in current liabilities in the accompanying condensed consolidated balance sheet.

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

     In July 2002, the Company was sued by MicroAge, Inc., relating to a claim that Micro Age's payment to the Company of $163,800 in January 2000 is recoverable to MicroAge as a preference in MicroAge's bankruptcy in United States Bankruptcy Court, District of Arizona. The payment was for products and services delivered by the Company to MicroAge. In February 2003, the Company was notified that a default judgment had been entered on behalf of the plaintiff in the amount of $163,800. The Company negotiated a settlement with MicroAge in the amount of $25,000. Under the terms of the settlement, the Company is required make two payments of $10,000 due on March 17, 2003 and $15,000 due on May 3, 2003. If the Company does not make the payments in accordance with the settlement agreement, the Company would be liable for the full judgment of $163,800 plus accrued interest. On March 17, 2003, the Company made the first schedule payment. As of March 31, 2003, the remaining amount of $15,000 is included in current liabilities of discontinued operations in the accompanying condensed consolidated balance sheet. In May of 2003, the Company made the second scheduled payment.

     The Company has entered into various settlement agreements during 2002. One of these settlement agreements requires the Company to pay $10,000, monthly through July of 2004. If the Company fails to make these monthly payments on a timely basis, the Company would be liable for the full amount of the judgment totaling $399,754 plus interest at a rate of 10% per annum from September 12, 2001 to the date of the payoff plus attorney fees in the amount of $15,000. As of March 31, 2003, the Company has only accrued the remaining payments under the settlement agreement. This amount totaled $160,000. In the first quarter of 2003, the Company made payments totaling $30,000 related to this liability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB contains forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues, expenses and customer demand, the deployment of our products and services, and reliance on third parties. Our actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under the heading "Risk Factors" in this Form 10-QSB and the risks discussed in our other Securities Exchange Commission filings. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

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

     On March 4, 2002, we announced that we would phase out our production and distribution operations in Pryor, Oklahoma and closed certain field sales operations and eliminated approximately sixty positions. Severance and related expenses attributable to the elimination of these positions were approximately $409,000 and were included in loss from discontinued operations included in the condensed consolidated statement of operations for the three months ended
March 31, 2002.

     On July 2, 2002, we announced that we would close our facility in Golden, Colorado and the elimination of approximately twenty positions throughout the organization. We incurred charges of approximately $110,000 related to this workforce reduction.

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

     On March 24, 2003, we and certain subsidiaries entered into an agreement with the buyer of the e-learning assets whereby the buyer agreed to pay us a one-time lump-sum payment of $540,000 to buy-out the remaining earn-out payments and monies owed to us for consigned inventory and purchased receivables. As of March 31, 2003, we have received the initial payment of $100,000. The remaining balance of $440,000 is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2003. In April 2003, we received the remaining payment of $440,000.

     As a result of the sale of the e-learning assets, we operate in one segment, permission e-mail marketing. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," all operations that have been sold have been reflected as discontinued operations for all periods presented in the Company's condensed consolidated financial statements. All prior period financial information has been restated to reflect the discontinued operations and the single segment.

CRITICAL ACCOUNTING JUDGMENTS AND POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Securities and Exchange Commission has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1 "Summary of Significant Accounting Policies" in Item 15 of Part IV, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates, judgments, and accounting policies are as follows:

ESTIMATES AND JUDGMENTS

BAD DEBTS AND PRICE ADJUSTMENTS.--We maintain allowances for doubtful accounts for estimated losses resulting from either the inability of our customers to make required payments or customer price adjustments related to services performed. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

CAPITALIZED SOFTWARE AND INTANGIBLES--The value of our capitalized software and intangibles is determined either by management or by an independent third-party expert, based upon estimates, information and projections prepared by management. Under SFAS 144, annually, we are required to evaluate impairments to the carrying value of our capitalized software and intangibles.

LITIGATION--We are currently involved in certain legal proceedings as discussed in Note 5 in the Notes to Condensed Consolidated Financial Statements. In addition, we are involved in certain other legal proceedings and claims in the ordinary course of business. We are vigorously contesting all matters referred to above and management believes that their ultimate resolution may have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

REVENUE

     Revenues from permission e-mail marketing services are recognized at the time the broadcast is sent, as we have no further significant obligations and collectibility is probable.

DISCONTINUED OPERATIONS

     As a result of the sale of the e-learning assets, we operate in one segment, permission email marketing. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," all operations that have been sold have been reflected as discontinued operations for all periods presented in the Company's condensed consolidated financial statements. All prior period financial information has been restated to reflect the discontinued operations and the single segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

CONTINUING OPERATIONS

REVENUES AND GROSS MARGIN

     Net revenues for the three months ended March 31, 2003 were $769,000 compared to $675,000 for the three months ended March 31, 2002. Revenues increased $94,000 primarily due to an increase in the number of customers. Revenues consist primarily of permission e-mail marketing and tracking services. For the three months ended March 31 2003, three customers accounted for approximately 82.9% of our revenue. For the three months ended March 31, 2002, two customers accounted for approximately 51.9% of our revenue. Cost of revenues for the three months ended March 31, 2003 and 2002 were approximately $216,000 and $136,000, respectively. Cost of revenues consists of the expenses associated with the delivery of permission e-mail and tracking services, including Internet access and personnel related costs incurred to fulfill our e-mail marketing and tracking services.

OPERATING EXPENSES

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

     Research and product development expenses for three months ended March 31, 2003 were approximately $104,000 compared to $165,000 for the three months ended March 31, 2002. The decrease of $61,000 is primarily due to reduced headcount. Research and product development expenses relate to the development and enhancement of our technologies.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three months ended March 31, 2003 were approximately $146,000 compared to $325,000 for the three months ended March 31, 2002. The decrease of $179,000 is primarily due to reduced headcount. Sales and marketing consist primarily of salaries, commissions, advertising, and costs of marketing materials.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three months ended March 31, 2003 were approximately $441,000 compared to $856,000 for the three months ended March 31, 2002. The decrease of $415,000 is primarily due to reduction in salaries totaling approximately $88,000; reduction in deferred compensation totaling $177,000; and reductions in professional fees totaling $176,000. General and administrative expenses consist primarily of personnel related costs, occupancy costs, professional service fees, and the administrative expenses of a public company.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the three months ended March 31, 2003 were approximately $138,000 compared to $142,000 for the three months ended March 31, 2002.

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

OPERATING LOSS

     The operating loss for the three months ended March 31, 2003 was $276,000 compared to $2.1 million for the three months ended March 31, 2002 and was attributable to the factors discussed above.

INTEREST AND OTHER, NET

     Interest and other, net, for the three months ended March 31, 2003 was income of $78,000 compared to income of $195,000 for the three months ended March 31, 2002. The decrease of $117,000 is primarily due a refund of franchise taxes totaling approximately $150,000 that was received in the first quarter of 2002.

DISCONTINUED OPERATIONS

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS

     Net gain (loss) from discontinued operations for the three months ended March 31, 2003 was a gain of $66,000 and loss of $3.8 million for the three months ended March 31, 2002. The 2003 gain represents the settlements and write-off of liabilities related to the e-learning segment.

     The loss of $3.8 million for the three months ended March 31, 2002 reflects the operating expenses related to our e-learning segments, net of revenues of $1.4 million. Included in the loss is $1.1 million relating to the write-down of fixed assets of the e-learning segments including $637,000 for property and equipment, $145,000 for software, and $268,000 for the write-down of our building in Pryor, Oklahoma to reflect to its then current market value. Also, included in the loss is $4.1 million of other costs and expenses primarily relating to the operating costs of the e-learning segment.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

     Net loss available to common stockholders for the three months ended
March 31, 2003 was a loss of $132,000 compared to a loss of $5.7 million for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private and public sales of equity securities. We have received net proceeds of approximately $72.9 million in private placements of our equity securities and net proceeds of $125.4 million from the initial public offering of our common stock. As of March 31, 2003, we had cash and cash equivalents totaling $521,000. As of March 31, 2003, our principal commitments consist of payments related to the settlement of various lawsuits totaling $225,000 with $105,000 due in 2003 and $120,000 due in 2004. One of these settlement agreements requires us to pay $10,000 monthly through July of 2004. If we fail to make these monthly payments on a timely basis, we would be liable for the full amount of the judgment totaling $399,754 plus interest at a rate of 10% per annum from September 12, 2001 to the date of the payoff plus attorney fees in the amount of $15,000. As of March 31, 2003, we have only accrued the remaining payments under the settlement agreement. This amount totaled $160,000. Additionally, our lease and other contractual obligations totaled $335,000, and future minimum lease payments required under operating leases and other contractual requirements with initial or remaining noncancellable terms in excess of one year as of March 31, 2003, were $218,000 in 2003, $16,000 in 2004, $4,000 in 2005. There are no commitments beyond 2005. Our unconditional purchase obligations, as defined by SFAS No. 47, "Disclosure of Long-Term Obligations," were immaterial.

     Net cash provided by continuing operations totaled $124,000 for the three months ended March 31, 2003 compared to cash used in operations of $1.8 million for the three months ended March 31, 2002. These amounts resulted primarily from net operating losses from continuing operations during those periods offset by non-cash charges.

     Net cash used in discontinued operations totaled $147,000 for the three months ended March 31, 2003 while net cash used in discontinued operations for the three months ended March 31, 2002 totaled $1.4 million. These amounts resulted primarily from net operating losses during those periods offset by non-cash charges.

     Net cash provided by investing activities totaled $78,000 for the three months ended March 31, 2003. This resulted from a payment of $100,000 for the sale of the e-learning segments assets offset by purchases of property and equipment totaling $22,000. Net cash used in investing activities totaled $66,000 for the three months ended March 31, 2002 and represented purchases of fixed assets.

     Net cash provided by financing activities totaled $200,000 for the three months ended March 31, 2002 and resulted from the collection of a note receivable from a former employee totaling $200,000.

     We have incurred significant net losses and negative cash flows from operations since our inception. At March 31, 2002, we had an accumulated deficit of approximately $227.0 million. Subsequent to our merger with Learn2.com, we have taken the following actions to reduce our cash consumption. On November 8, 2001, we undertook a corporate restructuring to outsource the packaging and shipping of our retail products to an outside fulfillment house and eliminate redundant functions. On March 4, 2002, we announced that we would phase out our remaining production and distribution operations in Pryor, Oklahoma and eliminated approximately sixty positions, primarily in the Oklahoma facility and certain field sales operations. On July 2, 2002, we announced that we would close our facility in Golden, Colorado and eliminated approximately twenty positions throughout the organization. On August 9, 2002, we and certain subsidiaries sold our respective e-learning assets. In connection with the sale of the e-learning assets, we announced that we would focus our efforts on our permission e-mail marketing business.

     As of March 31, 2003 we had $521,000 in cash and cash equivalents. We believe that this cash may not be adequate to meet our operating requirements for the next twelve months. The audit opinion regarding our 2002 financial statements expressed substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The financial statements did not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2003, our current liabilities exceeded our current assets by approximately $1.0 million. Furthermore, we have a $451,000 note payable including accrued interest due January 2004. In addition, the operating results for future periods are subject to numerous other uncertainties. Our ability to achieve positive cash flow depends upon the success of the our marketing or services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels. We may be unable to adjust our spending quickly enough to offset any unexpected shortfall in cash collections or revenues.

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

     In January 2002, a complaint was filed against us alleging certain common law claims. In connection with the settlement of the complaint, on January 24, 2002 we issued a promissory note in the principal amount of $400,000 accruing interest at the rate of 10% per annum. The promissory note is due and payable upon the earlier of (i) the completion of a Financing (as defined in the promissory note) or (ii) any dissolution, extraordinary dividend, recapitalization or similar transaction involving our company. At March 31, 2003, the principal amount of the promissory note is included in other liabilities in the condensed consolidated balance sheet.

     In May 1999, Robert Ewald now the Chairman of the Board of Directors exercised unvested stock options through the issuance of a note payable. In October 2000, we repurchased certain unvested shares and reduced the note payable to approximately $470,000. At that time, we held 652,344 vested shares as collateral. In September 2001, we and Mr. Ewald entered into a retention agreement under which the note would be forgiven in the event that Mr. Ewald's employment was terminated without cause or as a result of constructive termination within the two-year period following the completion of the merger with Learn2.com, Inc. As a result, at September 30, 2001, we fully reserved the note. On June 28, 2002, the Board of Directors approved a proposal to reduce the original exercise price to $0.075 per share, which represented the last reported sale price of our common stock on the Nasdaq SmallCap Market on that date. As a result, the outstanding principal balance of the note was reduced to approximately $49,000. On July 2, 2002, Mr. Ewald surrendered his right, title and interest in the shares held as collateral in exchange for the note.

Recent Accounting Pronouncements

     On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. Statement No. 148 amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also requires prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted this statement for the year ended December 31, 2002 and will continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to apply Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its plans. The adoption of Statement No. 148 had no impact on our results of operations, financial position or cash flows.

     Other pronouncements issued by the FASB or other authoritative accounting standard setting groups with future effective dates are either not applicable or are not significant to our financial statements.

                                  RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK IS EXCEPTIONALLY RISKY. YOU SHOULD CONSIDER CAREFULLY THE RISKS DESCRIBED BELOW TOGETHER WITH ALL OF THE OTHER INFORMATION IN THIS FORM 10-QSB AND OTHER SEC FILINGS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE AFFECTED MATERIALLY AND ADVERSELY; THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

WE NEED TO RAISE ADDITIONAL FUNDS AND OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN; AS OF MARCH 31, 2003 OUR CURRENT LIABILITIES EXCEEDED OUR CURRENT ASSETS.

     As of March 31, 2003 we had $521,000 in cash and cash equivalents. We believe that this cash may not be adequate to meet our operating requirements for the next twelve months. Our auditors have expressed substantial doubt as to our ability to continue as a going concern. As of March 31, 2003, our current liabilities exceeded our current assets by approximately $1.0 million. Furthermore we have a $451,000 note payable with accrued interest due January 2004. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. In addition, the operating results for future periods are subject to numerous other uncertainties. Our ability to achieve positive cash flow depends upon the success of marketing our services, the costs of developing, producing, and marketing these services, new laws and regulations, general economic conditions and various other factors, some of which may be beyond our control. Many of our costs are fixed and are based on anticipated revenue levels.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; WE MAY CONTINUE TO EXPERIENCE LOSSES.

     For the three months ended March 31, 2003, we incurred a net loss of $132,000 and for the three months ended March 31, 2002, we incurred a net loss of $5.7 million. At March 31, 2003, we had an accumulated deficit of approximately $227.0 million. We may continue to incur losses for the foreseeable future. We may never become profitable.

WE WERE RECENTLY NOTIFIED THAT OUR ERRORS & OMISSIONS POLICY THAT EXPIRES ON MAY 17, 2003 WILL NOT BE RENEWED BY THE CURRENT PROVIDER AND WE MAY BE UNABLE TO OBTAIN A POLICY AT A REASONABLE COST OR AT ALL FROM ANOTHER PROVIDER.

     We were notified that our Error and Omissions Policy that expires on May 17, 2003 will not be renewed due to pending claims. The carrier has extended the Company a thirty-day extension until June 17, 2003. We are currently working with our insurance broker to obtain an Errors and Omissions Policy from another insurance carrier. We may not be successful in obtaining another policy. If we are able to obtain another policy, the new policy may not be comparable either in coverage or cost to the existing policy. If we are unable to obtain a policy, we may be compelled to change or discontinue an existing offering, business or business model, or to cancel a proposed offering or new business. Any of these circumstances could have a material and adverse impact on our business, financial condition and results of operations. These changes could also require us to incur significant expenses, and we may not be able to replace the revenue lost as a consequence of the changes.

WE ARE DEPENDENT ON THREE CUSTOMERS FOR A SIGNIFICANT PORTION OF REVENUES.

     For the three months ended March 31, 2003, three of our customers accounted for approximately 82.9% of our revenues. In the first quarter of 2003, there was a significant decrease in revenue from ChoicePoint. As a result, we may be unable to replace this lost revenue.

IF THE DELIVERY OF EMAIL MESSAGES IS LIMITED OR BLOCKED, THEN OUR CLIENTS MAY DISCONTINUE THEIR USE OF OUR SERVICES. MISCHARACTERIZATION OF PERMISSION EMAIL WE SEND ON BEHALF OF OUR CLIENTS AS SPAM, OR UNSOLICITED COMMERCIAL EMAIL, HAS AND WILL CONTINUE TO HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     We rely on our ability to deliver permission-based e-mails through Internet service providers such as America Online and email providers such as Yahoo and Hotmail. A significant percentage of our permission-based e-mails sent on behalf of our clients are sent to AOL, Yahoo, and Hotmail e-mail accounts. Internet service providers are able to block messages from reaching their users and we do not have, nor are we required to have, agreements with these e-mail providers to deliver permission-based e-mails to their members. In addition, these e-mail providers and other Internet service providers are able to halt the delivery of our permission-based e-mails without prior warning or cause, which would limit the effectiveness of our email marketing.

     Some Internet service providers also use proprietary technology to handle and deliver email. For example, the release of AOL version 8.0, which has features that enable AOL members to report any e-mail they receive as "spam", (whether or not that e-mail was solicited by the AOL member), has resulted in an increase of the number of complaints from AOL members to AOL. AOL has informed us that they may revoke our "white listed" status if the number of complaints that they receive does not decrease to a level they deem acceptable. To date this has not affected our business materially. However, if we are unable to deliver permission e-mails sent on behalf of our clients then we may lose certain clients and our business, results of operations or financial condition could be materially and adversely affected. In addition, the effectiveness of email marketing may decrease as a result of increased consumer resistance to email marketing in general.

NEW LAWS OR REGULATION IN THE UNITED STATES AND INTERNATIONALLY, AND UNCERTAINTIES REGARDING THE APPLICATION OF EXISTING LAWS AND REGULATIONS, COULD HARM OUR BUSINESS.

     The growth and development of Internet commerce has prompted calls for more stringent consumer protection laws, both in the United States and abroad. These proposals may seek to impose additional burdens on companies conducting business over the Internet. Potential limitations on the collection and use of information relating to Internet users, particularly relating to email marketing, are being considered by legislatures and regulatory agencies in the United States and internationally. Legislation has been enacted by some foreign governments and several U.S. states to prohibit or restrict the sending of `unsolicited commercial email' and similar U.S. federal legislation has been proposed several times in recent years. For example, effective July 1, 2003, Virginia will become the first state to impose criminal penalties for the transmission of unsolicited bulk electronic mail with the intent to falsify transmission information. Although, our email does not utilize falsified transmission information and delivery is permission-based, it is possible that existing or future legislation in some jurisdictions may require us to change our current practices or may subject us to increased liabilities. We are unable to predict whether any particular proposal will pass, or the nature of the limitations that may be imposed. In addition, it is possible that changes to existing law, including both amendments to existing laws and new interpretations of existing law, could have a material and adverse impact on our business, financial condition and results of operations.

     Any legislation enacted or regulation issued could dampen the growth and acceptance of our industry in general and of our offerings in particular. Our business could be negatively impacted by new laws or regulations applicable to email marketing or the Internet, the application of existing laws and regulations to email marketing or the Internet or the application of new laws and regulations to our business. In response to evolving legal requirements, we may be compelled to change or discontinue an existing offering, business or business model, or to cancel a proposed offering or new business. Any of these circumstances could have a material and adverse impact on our business, financial condition and results of operations. These changes could also require us to incur significant expenses, and we may not find ourselves able to replace the revenue lost as a consequence of the changes.

     In addition, many areas of the law affecting the Internet remain largely unsettled, even in areas where there has been some legislative action. It is difficult to determine whether and how existing laws such as those governing intellectual property, privacy and data protection, libel and taxation apply to the Internet, online marketing and advertising and our businesses.

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

OUR INTELLECTUAL PROPERTY RIGHTS ARE COSTLY AND DIFFICULT TO PROTECT.

     We have a patent pending for our AdaptiveProxy Tracking technology. The principal developer of this technology left us recently. We may be unable to complete the patent process without his assistance. In the future, any patents that we have may be deemed to be invalid or unenforceable, or otherwise not provide us with any meaningful protection. Our success and ability to compete effectively will depend, in part, on our ability to protect our intellectual property, which we protect through a combination of patent, trade secret, copyright, trademark, nondisclosure agreements and other contractual provisions and technical measures. None of these protections may be adequate to prevent our competitors from copying or reverse engineering our products, concepts, trade names and trade

ITEM 3. Controls and Procedures

     Within 90 days of the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Acting Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 6, 2002, Morrison & Foerster, a law firm, filed suit against a consolidated subsidiary of ours, in the Superior Court, San Francisco County, California. The plaintiff alleged a violation of California Business & Professional Code, Section 17538.45 and 17200 et. seq., in connection with permission e-mail marketing services. The suit was later modified to include us as a defendant. The plaintiff sought statutory damages and an injunction enjoining us and the subsidiary from violations of the specified statutes, costs and fees. The parties to the suit have reached a settlement of the entire action which settlement is set forth in a written confidential settlement agreement between the parties. This conclusion of the lawsuit will forestall any further expenses or fees and the diversion of management time and resources that would have resulted from continued litigation. As of March 31, 2003, we have accrued our obligation related to the settlement. This amount is included in current liabilities in the accompanying condensed consolidated balance sheet.

     On July 18, 2002, Joseph Rydell filed suit against us and certain other parties in the Circuit Court of Cook County in the State of Illinois. The plaintiff alleges a violation of the Illinois Electronic Mail Act and the Consumer Fraud and Deceptive Business Practices Act, in connection with permission e-mail marketing services. The plaintiff seeks actual and punitive damages, and costs and fees. We are vigorously defending this action. These legal proceedings have resulted and can be expected to continue to result in expenses to us and the diversion of management time and other resources.

     In July 2002, we were sued by MicroAge, Inc., relating to a claim that Micro Age's payment to us of $163,800 in January 2000 is recoverable to MicroAge as a preference in MicroAge's bankruptcy in United States Bankruptcy Court, District of Arizona. The payment was for products and services delivered by us to MicroAge. In February 2003, we were notified that a default judgment had been entered on behalf of the plaintiff in the amount of $163,800. We negotiated a settlement with MicroAge in the amount of $25,000. Under the terms of the settlement, we are required make two payments of $10,000 due on March 17, 2003 and $15,000 due on May 3, 2003. If we do not make the payments in accordance with the settlement agreement, we would be liable for the full judgment of $163,800 plus accrued interest. On March 17, 2003, we made the first scheduled payment. The reaming payment of $15,000 has been accrued for and is included in other liabilities in the condensed consolidated balance sheet at March 31, 2003. In May of 2003, we made the second scheduled payment.

     We have entered into various settlement agreements during 2002. One of these settlement agreements requires us to pay $10,000, monthly through July of 2004. If we fail to make these monthly payments on a timely basis, we would be liable for the full amount of the judgment totaling $399,754 plus interest at a rate of 10% per annum from September 12, 2001 to the date of the payoff plus attorney fees in the amount of $15,000. As of March 31, 2003, we have only accrued the remaining payments under the settlement agreement. This amount totaled $160,000. In the first quarter of 2003, we made payments totaling $30,000 related to this liability.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Paul A. Goldman, President and Chief Executive Officer of the Company

     99.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Michael M. Arons, Acting Chief Financial Officer of our Company.

(b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K dated February 26, 2003 with the Securities and Exchange Commission to report the resignation of Marc E. Landy as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LTWC Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      LTWC CORPORATION
May 15, 2003                                     By: /s/ MICHAEL M. ARONS
                                                         -----------------
                                                 Michael M. Arons
                                                 Acting Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  CERTIFICATION

I, Paul A. Goldman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LTWC Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                             By: /s/ Paul A. Goldman
                                 --------------------
                                 Paul A. Goldman

I, Michael M. Arons, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LTWC Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                              By: /s/ Michael M. Arons
                                  ------------------
                                  Michael M. Arons
                                   Acting Chief Financial Officer
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Paul A. Goldman, President and Chief Executive Officer of the Company.
99.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Michael M. Arons, Acting Chief Financial Officer of the Company.